Form 10QSB
period 2000-06-30
CYBERBOTANICAL INC
filed 2000-07-31
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transitionperiod from ______ to ______.

         Commission file number: 0-29383
                                 -------


                              CYBERBOTANICAL, INC.
                              --------------------
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


                                 (801) 575-8073
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX       No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 31, 2000 was 2,042,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2000 and December 31, 1999..............4

Unaudited Statement of Operations for the six months ended June 30, 2000 and 1999 and February 15, 1996 (Date of Inception) to June 30, 2000............5

Unaudited Statement of Cash Flows for the six months ended June 30, 2000 and 1999 and February 15, 1996 (Date of Inception) to December 31, 1999........6

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Cyberbotanical, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                              CYBERBOTANICAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                    As of June 30, 2000 and December 31, 1999

                                                                                    (Unaudited)         December
                                                                                   June 30, 2000        31, 1999
                                                                                   --------------    --------------
ASSETS

CURRENT ASSETS:

     Cash                                                                         $           411   $             -
     Stock subscription receivable                                                              -               360
                                                                                   --------------    --------------
     TOTAL CURRENT ASSETS                                                                     411               360

TOTAL ASSETS                                                                      $           411   $           360
                                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts Payable - Related Party                                                       1,010                 -
                                                                                   --------------    --------------
     TOTAL CURRENT LIABILITIES                                                              1,010                 -

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no
     shares issued                                                                              -                 -
     Common stock, $.001 par value; authorized 20,000,000 shares;
     shares issued and outstanding: 2,042,000 on June 30, 2000 and
     December 31, 1999                                                                      2,042             2,042
     Additional paid-in capital                                                               324               324
     Accumulated deficit during development stage                                          (2,965)           (2,006)
                                                                                   --------------    --------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 (599)              360
                                                                                   --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $           411   $           360
                                                                                   ==============    ==============


    The accompanying notes are an integral part of these financial statements

                              CYBERBOTANICAL, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
               For the Six Months Ended June 30, 2000 and 1999 and
             February 15, 1996 (Date of Inception) to June 30, 2000

                                            For the Three Months Ended         For the Three Months Ended
                                                     March 31                           June 30
                                                                                                                 Inception to
                                              2000              1999             2000             1999           June 30, 2000
                                         ---------------  ----------------  --------------  ----------------  -------------------
Revenue:

     None                               $              - $               - $             - $               - $                  -
                                         ---------------  ----------------  --------------  ----------------  -------------------

Expenses:

     General and administrative costs                  -                 -               -                 -                2,006
     Accounting                                      709                 -             709                 -                  709
     Stock Related                                   250                 -             250                 -                  250
                                         ---------------  ----------------  --------------  ----------------  -------------------
Gross Expenses                                       959                 -             959                 -                 2965

Operating Profit (Loss)                             (959)                -            (959)                -               (2,965)
                                         ---------------  ----------------  --------------  ----------------  -------------------

Provision for income taxes                             -                 -               -                 -                    -

         Net loss                       $           (959)$               - $          (959)$               - $             (2,965)
                                         ===============  ================  ==============  ================  ===================
Net loss per common share - basic       $              - $               - $             - $               - $                  -
                                         ===============  ================  ==============  ================  ===================
Weighted average number of shares
outstanding - basic                            1,042,822         1,000,000       1,042,822         1,000,000                    -
                                         ===============  ================  ==============  ================  ===================














    The accompanying notes are an integral part of these financial statements

                              CYBERBOTANICAL, INC.
                         (A Developmental Stage Company)
                       Unaudited Statements of Cash Flows
               For the Six Months Ended June 30, 2000 and 1999 and
           February 15, 1996 (Date of Inception) to December 31, 1999

                                                                                                        February 15,
                                                                    June 30,          June 30,        1996 (Inception)
                                                                      2000              1999          to June 30, 2000
                                                                 ---------------   ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss)                                                 $           (959) $              -   $           (2,965)
                                                                 ---------------   ---------------    -----------------
     Adjustments  to  reconcile  net  (loss)  to  net
     cash  used  by  operating activities:

          Services and expenses paid with common stock                         -                 -                1,006
                                                                 ---------------   ---------------    -----------------
          Total adjustments                                                    -                 -                1,006
                                                                 ---------------   ---------------    -----------------
     Net cash provided (used) by operating activities                       (959)                -               (1,959)
                                                                 ---------------   ---------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Loans by Related Party                                                1,010                 -                1,010
     Capital contributions by incorporators                                  360                 -                1,360
                                                                 ---------------   ---------------    -----------------
     Net cash provided by financing activities                             1,370                 -    2,370

Net increase in cash                                                         411                 -                  411
                                                                 ---------------   ---------------    -----------------
Cash, beginning                                                                -                 -                    -
                                                                 ---------------   ---------------    -----------------
Cash, ending                                                    $            411  $              -   $              411
                                                                 ===============   ===============    =================

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Issuance of common stock for services and expenses         $              -  $              -   $            1,006
                                                                 ===============   ===============    =================



    The accompanying notes are an integral part of these financial statements

                               CYBERBOTANICAL, INC

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                                  June 30, 2000

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

2.  Year 2000 Compliance

As of July 31, 2000 the Company has not had or become aware of any significant problems associated with Year 2000 issues.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations until the end of the third quarter of 2000, but there can be no assurance that this expectation will be fully realized.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits-- Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of July, 2000.

CYBERBOTANICAL, INC.


/s/  Richard Surber                                  July 31, 2000
---------------------------                          ---------------------
Richard Surber                                       Date
President and Director

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

27       11         Financial Data Schedule "CE".














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]