Form 10QSB
period 2000-09-30
CYBERBOTANICAL INC
filed 2000-11-14
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number: 0-29383
                                 -------


                         WICHITA DEVELOPMENT CORPORATION
                         -------------------------------
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

                                    Yes XX      No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 13, 2000 was 19,492,000.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................6

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7

SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, formerly known as Cyberbotanical, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2000.............................F-2

Unaudited Statement of Operations for the three and nine months ended
September 30, 2000 and 1999..................................................F-3

Unaudited Statement of Cash Flows for the three and nine months ended
September 30, 2000 and 1999..................................................F-4

Notes to Condensed Financial Statements......................................F-5

                              CYBERBOTANICAL, INC.
               (A Development Stage Company until August 30, 2000)
                                 Balance Sheets
                            As of September 30, 2000

                                                                                            (Unaudited)
                                                                                           September 30,
                                                                                                2000
                                                                                        --------------------
ASSETS
CURRENT ASSETS:
     Cash                                                                              $              16,260
                                                                                        --------------------
     TOTAL CURRENT ASSETS                                                                             16,260

Property, Plant & Equipment (net)                                                                    538,379
                                                                                        --------------------
TOTAL ASSETS                                                                           $             554,639
                                                                                        ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable - Related Parties                                                                9,319
     Accrued Expenses                                                                                  7,776
                                                                                        --------------------
     TOTAL CURRENT LIABILITIES                                                                        17,095

STOCKHOLDERS' EQUITY:

     Preferred stock, $.001 par value; authorized 5,000,000 shares; no
     shares issued                                                                                         -
     Common stock, $.001 par value; authorized 200,000,000 shares;
     shares issued and outstanding: 19,492,000 on September 30, 2000                                  19,492
     Additional paid-in capital                                                                      519,927
     Accumulated deficit                                                                              (1,875)
                                                                                        --------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                         537,544
                                                                                        --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $             554,639
                                                                                        ====================



    The accompanying notes are an integral part of these financial statements

                              CYBERBOTANICAL, INC.
               (A Development Stage Company until August 30, 2000)
                       Unaudited Statements of Operations
              For the Nine Months Ended September 30, 2000 and 1999


                                                     For the Three Months Ended         For the Nine Months Ended
                                                            September 30,                     September 30,
                                                        2000             1999             2000             1999
                                                   --------------    -------------    -------------    -------------

Revenue:
     Rental Income                                $        27,264   $            -   $       27,264   $            -
                                                   --------------    -------------    -------------    -------------
Expenses
     Costs associated with rental income                   20,062                -           20,062                -
                                                   --------------    -------------    -------------    -------------
Gross Rental Profit (Loss)                                  7,202                -            7,202                -

Selling, General & Administrative Expenses                  6,112                -            7,071                -
                                                   --------------    -------------    -------------    -------------

Operating Profit (Loss)                                     1,090                -              131                -
                                                   --------------    -------------    -------------    -------------

Provision for income taxes                                      -                -                -                -

         Net Income (Loss)                        $         1,090   $            -   $          131   $            -
                                                   ==============    =============    =============    =============

Net loss per common share - basic                 $             -                -   $            -   $            -
                                                   ==============    =============    =============    =============
Weighted average number of shares
outstanding - basic                                     8,146,945        1,000,000        4,076,981        1,000,000
                                                   ==============    =============    =============    =============







    The accompanying notes are an integral part of these financial statements

                              CYBERBOTANICAL, INC.
              (A Developmental Stage Company until August 30, 2000)
                       Unaudited Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                             For the Three Months          For the Nine Months
                                                                     Ended                        Ended
                                                                 September 30                 September 30,
                                                               2000          1999          2000            1999
                                                           ------------   ----------   ------------    ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)                                       $       1,090  $         -  $         131   $           -
                                                           ------------   ----------   ------------    ------------
  Adjustments to reconcile net (loss) to net cash
  used byoperating activities:
       Decrease in accounts receivable                                -            -            360               -
       Increase in accounts payable                               8,309            -          9,319               -
       Increase in accrued expenses                               7,776            -          7,776               -
       Stock issued for services                                  1,500            -          1,500               -
                                                           ------------   ----------   ------------    ------------
          Total adjustments                                      17,585            -         18,955               -
                                                           ------------   ----------   ------------    ------------

Net cash provided (used) by operating activities                 18,675            -         19,086               -

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital purchases (Board of Trade building)             (538,379)           -       (538,370)              -
                                                           ------------   ----------   ------------    ------------

Net cash provided (used) by investing activities               (538,379)           -       (538,370)              -

CASH FLOWS FROM FINANCING
ACTIVITIES:
       Common stock issued for cash                             540,553                     540,553
       Common stock bought back for cash                         (5,000)           -         (5,000)              -
                                                           ------------   ----------   ------------    ------------

Net cash provided by financing activities                       535,553            -        535,553               -

Net increase (decrease)  in cash                                 15,849            -         16,260               -
                                                           ------------   ----------   ------------    ------------
Cash, beginning                                                     411            -              -               -
                                                           ------------   ----------   ------------    ------------
Cash, ending                                              $      16,260  $         -  $      16,260   $           -
                                                           ============   ==========   ============    ============




    The accompanying notes are an integral part of these financial statements

                               CYBERBOTANICAL, INC
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2000


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

2.  Related Party Transactions

At the conclusion of the third quarter, Hudson Consulting Group, Inc. billed the Company $935.00 for services rendered in preparing disclosure documents and general administrative tasks with regards to day to day operations. Richard Surber is president of both Hudson Consulting Group, Inc. and the Company.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company's operations consist of the acquisition and lease of commercial real estate. The Company intends to acquire additional properties that it believes are undervalued in relation to cash flows and prospective resale. The Company will attempt to acquire such properties by assuming existing favorable financing and satisfying the balance of any purchase price with nominal cash payments and/or the issuance of the Company's common stock. Once properties are acquired, the Company intends to lease primarily to commercial tenants. The Company is prepared to make limited improvements to its properties with the objective of increasing occupancy, improving cash flows and increasing potential resale value.

Description of Property

The Company currently owns, in fee, an office building in Wichita, Kansas (the "Building"), known as the Board of Trade Center. The Building is located in the downtown business district of Wichita, Kansas, at 120 South Market Street,
Wichita, Kansas and is a 48,500 square foot, eight story office building. Occupancy rates at the Building currently exceed 83% and the prior management of the Building has been retained to continue operation of the Building. The Building is rented at an average of approximately $8.00 a square foot by the current tenants, including the prior owners of the Building who remain as tenants. The Company is of the opinion that the Building is adequately covered by insurance.

The area in which the Building is located is part of the downtown business area of Wichita, Kansas. The downtown area vacancy rate for office space similar to the Building averages 15%, and has been rising in recent years as businesses leave the downtown area to move to newer space in the suburbs. However, per square foot rental rates in the downtown are as much as 50% less than suburban office space, which contributes to the ability of downtown office buildings to retain tenants.

The Building's operations are managed by R.E. & C.N. Black, Inc. ("Agent") by way of a management agreement entered into on August 19, 1997, and renewed effective September 1, 2000 between the Company and the Agent. The Company agreed to compensate Agent at the rate of $3,500 per month, plus 3% of lease value for leasing new space, and 2.5% of value for lease renewals. Agent agreed to manage the property, and provide for maintenance and rent collection. Agent is also responsible for renting vacant space in the Building.

The Company does not have any present plans to renovate the Building or otherwise to carry out any capital improvements to the property. The Company intends to continue to rent the existing space without renovation or improvement, unless such renovations or improvements are paid for by an existing or prospective tenants.

Expected Cash Requirements

The Building generates average monthly lease and rental revenues of Twenty-Seven Thousand Two Hundred Sixty-Four Dollars ($27,264). Five Thousand One Hundred Twenty Eight Dollars ($5,128) per month is received from tenants occupying 9,307 square feet of space on a month to month basis, Twenty-One Thousand Six Hundred Ninety Six Dollars ($21,696) is generated from leases of 31,000 square feet, and Four Hundred Thirty Eight Dollars ($438) per month is received from rental of storage space on the premises.

Monthly  expenses  average  $14,000.  This  creates  a  net  monthly  profit  of approximately $13,264. The Company believes that rental income will be sufficient to meet cash requirements for operations for the next twelve months. At the current time, it is estimated that the Company will need approximately $210,000 to fund operations at their present level through the end of the 2001 calendar year. This estimate is based upon the assumption that monthly operating costs will remain relatively constant. An unexpected increase or decrease in operating costs could cause this estimate to vary. There can be no guarantee that operating costs or rental income will remain constant through the end of the year 2001. The Company expects to be able to fund its operating expenses from rental income.

Of the Building's ten present tenants, four tenants rent a total of 9,307 feet on a month-to-month basis. Five tenants have leases expiring December 31, 2001, which leases represent 19,109 square feet or 39% of the available space. One tenant has a lease on 8,809 square feet which expires August 31, 2002. This lease represents 18% of the available space. One tenant has a lease on 3,082 square feet which expires February 28, 2003. This lease represents 6% of the available space.

Of the existing tenants, three occupy more than 10% each of the available space in the Building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined below:

     1. Southwest Internet Access, Inc. is an Internet Service Provider which rents 8,809 square feet of building space (18%) for $7,792 per month pursuant to a lease which expires August 31, 2002.

     2. New England Life Insurance Company is an insurance company which rents 9,537 square feet of building space (20%) for $6,786 per month pursuant to a lease which expires December 31, 2001.

     3. The Office and Technology Center is a secretarial service which rents two spaces, one of which is 4,321 square feet of building space pursuant to a lease which expires December 31, 2001 and the other is 4,724 square feet of building space on a month-to-month basis (a total of 18%) for a total rental of $3,725.

Investment Policies

The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. The Company intends to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, the Company's policy will be to focus primarily on terms of financing and potential return on capital. The Company intends to look for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of the Company's common stock. The Company has no present intention to invest in first or second mortgages, interests in Real Estate Investment Trusts or Real Estate Limited Partnerships. However, the Company's board of directors is not precluded in the future from considering or participating in such investments.

The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. However, the board of directors in its discretion may set policies without a vote of the Company's security holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

Product Research and Development

We do not plan to conduct any significant research or development activities in the coming twelve month period.

Expected Purchase or Sale of Plant and Equipment

We have no current plan for the purchase of any specific additional plant or equipment. However, we are investigating the feasibility of purchasing additional office properties in the Wichita area. Our current plan is to pursue the purchase of additional office properties. We are using the services of a licensed real estate broker in the Wichita area to suggest potential properties for our consideration. We have investigated a number of potential properties and are continuing to consider the purchase of additional office properties in the Wichita area.

Employees

We currently have one part-time employee, Mr. Richard D. Surber, who serves as the Company's President. The Wichita office building is currently managed by our onsite Agent. We do not expect any significant change in the number of employees in the coming twelve month period.

                                     PART II

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 29, 2000, the Company issued 18,400,000 shares of common stock at $0.0293 per share to Kelly's Coffee Group, Inc. for cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction;
(4) there were no subsequent or  contemporaneous  public offerings of the stock;
(5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

The entire $540,554 raised on the sale of said shares was used by the Company to purchase an office building located in the downtown business district of Wichita, Kansas, at 120 South Market Street, Wichita, Kansas.

ITEM 5.           OTHER INFORMATION

Name Change

Subsequent to the close of the quarter ended September 30, 2000, the Company filed with the State of Nevada an amendment to its articles of incorporation changing the name of the Company to Wichita Development Corporation. The name change was approved by a majority of outstanding shares as required by the Nevada Revised Statutes.

Increase in Authorized Common Shares

Subsequent to the close of the quarter ended September 30, 2000, the Company filed with the State of Nevada an amendment to its articles of incorporation which increased its authorized common stock from 20,000,000 to 200,000,000 shares. The increase in authorized common shares was approved by a majority of outstanding shares as required by the Nevada Revised Statutes.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed one report on Form 8-K during the period ending September 30, 2000, which is covered by this Form 10-QSB. The report, which is herewith incorporated by reference, reported the sale of 18,400,000 shares of the Company's stock to Kelly's Coffee Group, Inc. for a cash price of $540,554, which cash was used by the Company to purchase an office building located in the downtown business district of Wichita, Kansas, at 120 South Market Street, Wichita, Kansas.










                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of November, 2000.


                                           CYBERBOTANICAL, INC.


                                           /s/  Richard D. Surber
                                           -------------------------------------
                                           Richard D. Surber
                                           President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                       Date
---------                         -----                       ----

/s/  Richard D. Surber
-----------------------------     President and Director      November 13, 2000
Richard D. Surber


/s/  Ruairidh Campbell
-----------------------------     Director                    November 13, 2000
Ruairidh Campbell












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION
-------   ----      -----------

3(i)      *         Articles  of  Incorporation  of  the  Company  (incorporated herein by reference  from Exhibit  No.3(i) of the  Company's
                    Form  10-SB  as  filed  with  the  Securities  and  Exchange
                    Commission on February 8, 2000).

3(ii)     *         Bylaws of the Company,  as amended  (incorporated  herein by reference  from Exhibit 3(ii) of the Company's Form 10-SB as
                    filed  with  the  Securities  and  Exchange   Commission  on
                    February 8, 2000).

27        10        Financial Data Schedule "CE".














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]