Form 10KSB
period 2000-12-31
WICHITA DEVELOPMENT CORP
filed 2001-03-28
CIK 1016069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______________ to
_______________.

     Commission file number:000-29383
                            ---------

                         WICHITA DEVELOPMENT CORPORATION
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Nevada                                   88-0356200
                --------                                 ------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class           Name of each Exchange on Which Registered
       -------------------           ------------------------------------------
 Common Stock ($0.001 Par Value)                        None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X                   No
                   ------                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000 were $107,434

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates is not available because the Company has no publically traded market for its stock .

As of March 21, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 21,267,702.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.   Description of Business.............................................1

Item 2.   Description of Property.............................................3

Item 3.   Legal Proceedings...................................................5

Item 4.   Submission of Matters to a Vote of Security-Holders.................5


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............5

Item 6.   Management's Discussion and Analysis or Plan of Operation...........8

Item 7.   Financial Statements..............................................F-1

Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure................................12

                                    PART III

Item 9.   Directors and Executive Officers...................................12

Item 10.  Executive Compensation.............................................14

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....15

Item 12.  Certain Relationships and Related Transactions.....................16

Item 13.  Exhibits, List and Reports on Form 8-K.............................17

          Signatures.........................................................18

          Index to Exhibits .................................................19

ITEM 1.       DESCRIPTION OF BUSINESS

General

Wichita Development Corporation was formed as a Nevada corporation under the name "Cyberbotanical, Inc." on February 15, 1996, for the purpose of specializing in Internet "virtual mall" development. The Company was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. The Company's virtual store was tentatively set up to sell botanicals. The Company's former parent, Axia Group, Inc., a fully reporting company under the Exchange Act of 1934, through its now defunct subsidiary CyberMalls, Inc. was in the process of developing a specialized search engine. This search engine was designed to assist consumers in the purchase of products by narrowing the number of responses received when searching for a specific product. However, due to a lack of necessary funding, CyberMalls, Inc.'s plans to create the search engine were discontinued. Consequently, the plans to create a virtual mall with at least 40 theme based stores, including the Company's theme based virtual store were abandoned. The Company became a shell company during the last quarter of 1996 as a result of CyberMalls, Inc.'s decision not to fund the Company's planned operations.

During the period after becoming a shell corporation, the Company's management sought to identify a business that would create value for the shareholders. The intent being to complete a merger or acquisition with a private entity whose business presented an opportunity for the Company's shareholders. Upon careful consideration, the Company's management decided to become involved in the business of operating and investing in real estate. The plan being to acquire a piece of commercial real estate based on which the Company could develop a real estate investment strategy. Subsequent to reviewing prospective acquisitions from around the country, the Company identified a commercial office building located in downtown Wichita, Kansas as a possible business opportunity. The Company purchased the Trade Center Building on August 30, 2000. On October 12, 2000, the Company changed its name from Cyberbotanical, Inc. to Wichita Development Corporation.

Trade Center Building

The Trade Center Building is a 48,800 square foot, seven story office building located in the central business district of Wichita, Kansas which encloses 48,541 square feet of rentable space. Occupancy rates at the building currently exceed 83%. The building is rented at an average of approximately $8.00 a square foot by the current tenants, who include the prior owners of the building. The property is considered class "B" space. The Trade Center Building is 79 years old.

The Company's decision to purchase the Trade Center Building was influenced by the relatively consistent occupancy rate, the cost of new construction in the area, and the City of Wichita's efforts to revitalize the downtown area.

The City of Wichita has experienced a significant expansion of available commercial office space over the past five to ten years. The trend has been towards building new space outside of the downtown area. Despite this trend, the overall vacancy rate for class "B" office space has decreased since 1997. The average vacancy rates for class "B" space was 24% in 1997 and was approximately 18% in 1999. However, vacancy rates for class "A" and class "C" space has increased since 1997. Overall, the vacancy rate in the downtown area has remained relatively consistent at 19% since 1997. The Trade Center Building enjoys a 17% vacancy rate in line with other similar properties in the area. The Company believes that this consistency in occupancy will enable it to move forward with its plans to acquire additional properties without the problems associated with negative cash flows that result from low occupancy.

We are aware that new office space is being built in suburban areas of Wichita. These newer buildings continue to draw tenants from office space located in downtown Wichita. Wilson Estates Office Park located in Northeast Wichita opened its fifth new building in 1999, and since their development began in 1997, have filled over 200,000 square feet of office space in the development. The continued development of suburban office space is expected to provide continued competition for tenants. However, we believe that the Company will be able to maintain a competitive niche in the downtown Wichita area as a lower priced alternative to the newer constructed space. New office space built in the Wichita area costs approximately $100 per square foot. Our cost for the Trade Center Building was roughly $11.15 per square foot. The result being that comparable office space in the downtown area leases for significantly less than space in the newer suburban developments.

The City of Wichita has been involved in an aggressive redevelopment effort to revitalize Wichita's downtown business area. The City recently finished a major renovation of Douglas Street, the city's main thoroughfare in the downtown area. The "Old Town" area has been extensively renovated with restaurants, clubs, shops, and a farm and art market. The City is actively working to save historic structures and reinvigorate the downtown area. Public and private funds spent since 1990 in redevelopment efforts are approaching the half billion dollar mark, including the sixty million dollar Exploration Place Science Center which opened in 1999. We believe that the City's commitment to redevelopment will contribute to the continued viability of the downtown area, which will encourage tenants to move into and remain in office space located downtown.

Acquisition of Other Properties

The Company intends to acquire additional properties that it believes are undervalued in relation to cash flows and prospective resale. We will attempt to acquire such properties by assuming existing favorable financing and satisfying the balance of any purchase price with nominal cash payments or some combination of cash and an issuance of our common stock. Once properties are acquired, we intend to lease primarily to commercial tenants. The Company is prepared to make limited improvements to properties acquired with the objective of increasing occupancy, improving cash flows, and enhancing potential resale value. The Company does not intend to limit the geographical location in which it may acquire properties. However, given the Company's current financial condition, we will most likely seek to acquire properties in the Wichita area.

The Company, through its officers and consultants, is actively seeking to acquire additional real estate investments. However, we have not yet entered into any agreement or commitment to acquire additional properties. Rather, we continue to identify, review, and evaluate various real estate opportunities as such become available.

Employees

As of December 31, 2000, the Company had no full time employees, one part time employee, and employs R.E. & C.N. Black, Inc. of Wichita, Kansas, a property management company, to manage the Trade Center Building located in Wichita, Kansas.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2.       DESCRIPTION OF PROPERTY

Location and Description

We own an office building in Wichita, Kansas known as the Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South Market Street, Wichita, Kansas. The building is a 48,500 square foot, seven story office building. Occupancy rates currently exceed 83%. One of the prior owners of the Trade Center Building has been retained to continue operation of the building. The building is rented at an average of approximately $8.00 a square foot by the current tenants, who include the prior owners.

Description of Real Estate and Operating Data

The operation of the Trade Center Building is overseen by R.E. & C.N. Black, Inc. pursuant to a management agreement entered into on August 19, 1997, and renewed effective September 1, 2000. One of the principals of R.E. & C.N. Black, Inc. is one of the prior owners and a current tenant of the Trade Center Building. We agreed to compensate R.E. & C.N. Black, Inc. at the rate of $1,500 per month plus 3% of lease value for leasing new space, in addition to 2.5% of value for lease renewals. R.E. & C.N. Black, Inc. agreed to manage the property, provide maintenance, and collect rent. R.E. & C.N. Black, Inc. is also solely responsible for renting the vacant space in the building.

The Company has no present plans to renovate the building or otherwise carry out any capital improvements to the property. We intend to continue to rent the existing space without renovation or improvement, unless such renovations or improvements are paid for by existing or prospective tenants.

The Trade Center Building generates average monthly lease and rental revenues of twenty-seven thousand two-hundred sixty-four dollars ($27,264). Five-thousand one-hundred twenty-eight dollars ($5,128) per month is received from tenants occupying 9,307 square feet of space on a month to month basis, twenty- one thousand six-hundred ninety-six dollars ($21,696) is generated from leases of 31,000 square feet, and four-hundred thirty-eight dollars ($438) per month is received from rental of storage space on the premises.

The Trade Center Building currently houses ten unrelated tenants. Four of these tenants rent a total of 9,307 feet on a month-to-month basis. Five tenants have leases expiring December 31, 2001, which leases represent 19,109 square feet or 39% of the available space. One tenant has a lease on 8,809 square feet which expires August 31, 2002, which lease represents 18% of the available space. One tenant has a lease on 3,082 square feet which expires February 28, 2003, which lease represents 6% of the available space.

Three of our current tenants occupy more than 10% each of our available rental space in the Building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined below:

     1. Southwest Internet Access, Inc. is an Internet service provider which rents 8,809 square feet of building space (18%) for $7,792 per month pursuant to a lease which expires August 31, 2002.

     2. New England Life Insurance Company is an insurance company which rents 9,537 square feet of building space (20%) for $6,786 per month pursuant to a lease which expires December 31, 2001.

     3. The Office and Technology Center is a secretarial service which rents 4,321 square feet of building space pursuant to a lease which expires December 31, 2001 and rents 4,724 feet of building space on a month-to-month basis (a total of 18%) for a total rental of $3,725.

The Trade Center Building is located in the downtown business area of Wichita, Kansas. The downtown area vacancy rate for class "B" office space, similar to that space found in the Trade Center Building, currently averages 17.8%, and has dropped in recent years from 24% in 1997 to 17.8% in 1999. Overall, vacancy rates for all office space in the downtown area has remained relatively constant over the past three years averaging between 18.5% and 19% in the years 1997 through 1999. While vacancy rates on class "A" and "C" office space have risen, the vacancy rate for class "B" office space has declined leading to little change in vacancy rates downtown.

Nonetheless, there has been an out-migration of tenants from the downtown area to suburban office space in recent years. This trend will most likely continue as new office space is built in suburban areas of Wichita. However, since per square foot rental rates in the downtown area are often as much as 50% less than similar suburban office space, there continues to be a demand for space in downtown office buildings.

While we believe that lower rental rates and aggressive marketing of its office space will allow it to keep its space filled at or above the market level, there can be no assurance that vacancy rates will not rise in the downtown area as more suburban office space becomes available, or that the Company will be able to maintain its current level of occupancy in its building.

The federal tax basis for the Trade Center Building is five-hundred eighty-nine thousand six-hundred ($589,600). Based on an assessed valuation of $112,500, the realty taxes for 2000 were $13,458.67. The Company is depreciating the property over a 39 year period and uses the straight line method of accounting for depreciation purposes. The Company is of the opinion that the Trade Center Building is adequately covered by insurance.

Investment Policies

Our investment policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. We intend to place an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, our policy will be to focus primarily on terms of financing and potential return on capital. We intend to look for properties that can be purchased by assuming existing favorable financing and satisfying the balance of any purchase price with nominal cash payments or some combination of cash and an issuance of our common stock. Once properties are acquired, we intend to lease primarily to commercial tenants. The Company is prepared to make limited improvements to properties acquired with the objective of increasing occupancy, improving cash flows and enhancing potential resale value.

We have no present intention to invest in first or second mortgages, interests in real estate investment trusts or real estate limited partnerships. However, our board of directors is not precluded in the future from considering or participating in such investments

The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

ITEM 3.       LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation, and none of our property is the subject of a pending legal proceeding. Further, the officers and directors know of no legal proceedings against us or our property contemplated by any person, entity, or governmental authority

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 12, 2000 an informational statement was provided to the Company's shareholders, pursuant to the filing of a Form 14C with the SEC, and by physical delivery, in connection with resolutions of the board of directors and the written consent of a holder in excess of 50% of the Company's common stock, effecting an amendment to the Company's articles of incorporation, changing the name of Cyberbotanical, Inc. to "Wichita Development Corporation" and increasing the Company's authorized common shares from 20,000,000 shares of par value common stock to 200,000,000 shares of $0.001 par value common stock.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has no public trading market. In an effort to provide some liquidity for the Company's shareholders and create a public market for its securities, the Company has filed a Form 15c2-11 so that it may obtain a quote on the NASD over the counter bulletin board. The company is currently responding to comments from the NASD and expects to obtain a quote. However, we can provide no assurance that the Company will obtain a listing on the NASD over the counter bulletin board or that a public market for the Company' securities will develop even if a quote on the NASD over the counter bulletin board is obtained.

Outstanding Options or Warrants

The Company has no options, warrants or other instruments convertible into shares outstanding.

Possible Rule 144 Sales

As of the date of this filing, the Company has one million and six thousand (1,006,000) shares of its $0.001 par value common stock outstanding which are available for resale, subject to the provisions and restrictions of Rule 144. One million (1,000,000) of these shares were purchased by Axia Group, Inc. for cash on April 9, 1996. Six thousand (6,000) shares were issued to Company employees on December 16, 1999 pursuant to Rule 701. Should a public market for our shares develop, the holders could sell these shares, subject to Rule 144, into a public market.

Registered Shares

The Company registered eighteen million four hundred thousand (18,400,000) shares held by Kelly's Coffee Group, Inc., pursuant to an SB-2 Registration Statement declared effective by the SEC on January 2, 2001, that were distributed to the shareholders of Kelly's Coffee Group, Inc. on a pro rata basis. The 18,400,000 shares represent approximately ninety four percent (94%) of the issued and outstanding shares of the Company. Seventeen-million three-hundred and ninety-one thousand seven-hundred and two shares (17,391,702) were distributed by Kelly's Coffee Group, Inc. to its shareholders. The remaining one million eight thousand six hundred and twenty nine (1,008,629) shares were retained by Kelly's Coffee Group, Inc., since as of the record date it proved impossible to distribute the remaining shares equally among the shareholders of Kelly's Coffee Group, Inc.

Record Holders

As of March 21, 2001, there were approximately 358 shareholders of record holding a total of 21,267,702 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities sold by the Company during the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold are outlined below.

On August 29, 2000, the Company issued 18,400,000 shares of common stock at $0.293 per share to Kelly's Coffee Group, Inc. for $540,544 in cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On September 29, 2000, the Company issued 50,000 shares of common stock to Ruairidh Campbell for services as an officer and director of the Company pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On November 28, 2000, the Company issued 15,000 shares of common stock to Elena Weissburd for accounting services pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Issuances Subsequent to the Filing Period

On March 1, 2001, the Company issued 1,760,702 shares of common stock to Axia Group, Inc. as part of a stock purchase agreement to acquire shares of Axia Group, Inc pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB.

General

Our business plan for the next twelve months involves the continued operation of our office building in Wichita Kansas coupled with our ongoing attempts to locate and acquire additional commercial office space in the Wichita area and elsewhere.

Results of Operations

The Company recorded $107,434 in revenues for the fiscal year ended December 31, 2000 and $0 for the year ended December 31, 1999.

Income / Losses

Net income for the year ended December 31, 2000 was $369,825 compared to a net loss of $1,006 in the year ended December 31, 1999. The $373,331 increase was attributable to the commencement of operations during the year 2000. The transactions that comprise the net income for December 31, 2000 include:
$406,351 in settlement of debt, loss of $50,144 in sales of securities, and $1,367 in income from real estate operations.

Expenses

General and administrative expenses for the year ended December 31, 2000, were $106,067 compared to $1,006 for the year ended December 31, 1999. The increase in General and Administrative expenses resulted from increased activities in resolving outstanding liabilities and claims as well as activities relating to renaming the corporation and assuming operations.

The Company had $4,884 in depreciation and amortization expense for the years ended December 31, 2000 and $0 for the year ended December 31, 1999.

Cost of Sales

The Company had no cost of sales for the years ended December 31, 1999 and December 31, 2000.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The company's net working capital was $314,299 at December 31, 2000.

Cash flow provided by operating activities were $385,003 for the year ended December 31, 2000 and a negative $1,366 for the year ended December 31, 1999. The increase was due to an increase in securities buying and selling, as well as a dramatic increase in net income due to having operations.

Cash flow used by investing activities was $589,600 for the year ended December 31, 2000 and $0 for the year ended December 31, 1999. The increase was due to the purchase of an 7 story office building in downtown Wichita, Kansas.

Cash flow generated from financing activities was $685,080 for the year ended December 31, 2000 and $1,366 for the year ended December 31, 1999. The increase was due to a substantial sale of stock in conjunction with the purchase of the Wichita Building as well as transactions in which the Company assumed liabilities and assets of its then parent company, Kelly's Coffee Group, Inc.

Expected Cash Requirements

On December 31, 2000 we had $480,483 cash on hand. Our current monthly revenues from our office building are $27,264. Monthly expenses average $14,000. This creates a net monthly profit of approximately $13,264. We believe that rental income will be sufficient to meet our cash requirements for operations for the next twelve months. With operations at the present level, it is estimated that we will have a net profit from building operations of $159,168 during the next twelve month period. This estimate is based upon the assumption that monthly operating rental income and operating costs will remain relatively constant. An unexpected increase or decrease in rental income or operating costs could cause this estimate to vary. There can be no guarantee that operating costs will remain constant through the end of the year 2001.

In the event we acquire additional rental properties during the coming year, our cash requirements to fund operations could increase. While we have no present intention to raise equity capital for operations in the next twelve month period, the acquisition of, or opportunity to acquire additional commercial real estate could create a need to raise additional capital.

Product Research and Development

We do not plan to conduct any significant research or development activities in the coming twelve month period.

Expected Purchase or Sale of Plant and Equipment

We have no current plan for the purchase of any specific additional plant or equipment. However, we are investigating the feasibility of purchasing additional commercial real estate in the Wichita area. We are using the services of a licensed real estate broker in the Wichita area to suggest potential properties for our consideration. We have investigated a number of potential properties and are continuing to consider the purchase of additional office properties in the Wichita area

Expected Changes in Number of Employees

We currently have one part-time employee, Richard D. Surber. The Trade Center Building is currently managed by a resident property management company. We do not expect to hire any additional employees in the coming twelve month period.


ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 2000 are attached hereto as pages F-1 through F-11.

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)

                              FINANCIAL STATEMENTS

                                December 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)

                                Table of Contents


                                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .     F-1
 .
Balance Sheet - December 31, 2000 . . . . . . . . . . . . . . . . . . . . F-2 &3

Statements of Stockholders' Equity for the
years ended December 31, 2000 and 1999 . . . .. . . . . . . .. . . . . . . . F-4

Statements of Operations for the years
ended December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . .         F-5

Statements of Cash Flows for the years
ended December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . .         F-6

Notes to Financial Statements . . . . . . . .  . . . . . . . .  F-7 through F-11

                               Mantyla McReynolds
                               5872 South 900 East
                           Salt Lake City, Utah 84121

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Wichita Development Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Wichita Development Corporation (a development stage company until August 30, 2000) as of December 31, 2000, and the related statements of stockholder's equity, operations, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wichita Development Corporation as of December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.




/s/Mantyla McReynolds
 ---------------------


Mantyla McReynolds
March 9, 2001
Salt Lake City, Utah

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                                  Balance Sheet
                                December 31, 2000



                                                                December 31,
                                                                    2000
                                                             ------------------
ASSETS

   Current Assets
      Cash                                                   $          480,483
      Marketable securities - trading - Note 6                           44,423
                                                             ------------------
          Total Current Assets                                          524,906

   Fixed Assets
      Property and equipment, net - Notes 1 & 4                         484,716
      Land                                                              100,000
                                                             ------------------
          Total Fixed Assets                                            584,716

   Other Assets
      Deferred income tax benefit                                         8,659
                                                             ------------------
          Total Other Assets                                              8,659

TOTAL ASSETS                                                 $        1,118,281
                                                             ==================







                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                                  Balance Sheet
                                   (continued)
                                December 31, 2000

                                                                                           December 31,
                                                                                               2000
                                                                                        ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable                                                                  $            9,206
      Accrued liabilities                                                                            6,729
      Payable to parent - Note 2                                                                   147,591
      Income taxes payable - Notes 1, 2 & 3                                                         47,081
                                                                                        ------------------
          Total Current Liabilities                                                                210,607
                                                                                        ------------------

TOTAL LIABILITIES                                                                                  210,607

STOCKHOLDERS' EQUITY
       Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued
       and outstanding                                                                                   0
      Common stock - 200,000,000 shares authorized at $0.001
      par;  19,507,000 shares issued and outstanding                                                19,507

      Paid in capital                                                                              524,348
      Retained earnings                                                                            363,819
TOTAL STOCKHOLDERS' EQUITY                                                                         907,674
                                                                                        ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                                    $        1,118,281
                                                                                        ==================


                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                       Statements of Stockholders' Equity
                               for the years ended
                           December 31, 2000 and 1999

                                                                              Additional                             Total
                                              Number of          Common          Paid-in         Retained    Stockholder's
                                                 Shares           Stock          Capital         Earnings           Equity
                                       ---------------- ---------------  ---------------  ---------------  ---------------

Balance, December 31, 1998                    1,000,000 $         1,000  $             0  $       (1,000)  $             0

Issued stock for services @ $.001/shr         1,006,000           1,006                                              1,006

Issued stock for cash @ $.01/shr                 36,000              36              324                               360

Net income (loss) for 1999                                                                        (1,006)          (1,006)
                                       ---------------- ---------------  ---------------  ---------------  ---------------
Balance, December 31, 1999                    2,042,000           2,042              324          (2,006)              360

Issued stock for cash @ $.029/shr            18,400,000          18,400          522,154                           540,554

Repurchased & canceled stock for
cash @ $.005/shr                            (1,000,000)         (1,000)                           (4,000)          (5,000)

Issued stock for services @ $.03/shr             50,000              50            1,450                             1,500

Issued stock for services @ $.029/shr            15,000              15              420                               435

Net income (loss) for 2000                                                                        369,825          369,825

Balance, December 31, 2000                   19,507,000 $        19,507  $       524,348   $      363,819  $       907,674
                                       ================ ===============  ===============  ===============  ===============


                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Operations
                 for the years ended December 31, 2000 and 1999

                                                                           Year                   Year
                                                                          ended                  ended
                                                                       December 31,           December 31,
                                                                           2000                   1999
                                                                  ---------------------- ----------------------

Rental revenues                                                   $              107,434 $                    0

General and administrative expenses                                              106,067                  1,006
                                                                  ---------------------- ----------------------
          Net income from rental operations                                        1,367                 (1,006)

Other income (expense)
   Interest income                                                                 3,817                      -
   Gain (loss) on sale of securities                                              (4,570)                     -
   Unrealized gain (loss) on securities                                          (45,574)                     -
                                                                  ---------------------- ----------------------
          Total other income (expense)                                           (46,327)                     0
                                                                  ---------------------- ----------------------
Income (loss) before tax and extraordinary items                                 (44,960)                (1,006)
Provision for income taxes - Notes 1 & 3                                           8,434                      0
                                                                  ---------------------- ----------------------
Net income (loss) from operations                                                (36,526)                (1,006)

   Gain on settlement of debt - net of tax - Note 7                              437,006                      -
   Bad debt loss - net of tax - Note 7                                           (30,655)                     -
                                                                  ---------------------- ----------------------
          Total extraordinary gain (loss) - net of tax                           406,351                      0

Net income (loss)                                                 $              369,825 $               (1,006)
                                                                  ====================== ======================

Net income (loss) per common share
     Gain (loss) from operations                                  $                (0.01)    $            (0.01)
     Gain (loss) from extraordinary items                                           0.05                   0.00
                                                                  ---------------------- ----------------------
Net income (loss) per common share                                $            0.04      $            (0.01)
                                                                  ====================== ======================
Weighted average shares outstanding                                            8,008,516              1,045,677
                                                                  ====================== ======================


                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Cash Flows
                               for the years ended
                           December 31, 2000 and 1999


                                                                               Year                Year
                                                                               ended               ended
                                                                           December 31,        December 31,
Cash Flows from Operating Activities:                                          2000                1999
                                                                        ------------------- -------------------

Net Income (loss)                                                       $           369,825 $            (1,006)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                     4,884                   -
    Decrease (increase) in subscriptions receivable                                     360                (360)
    Decrease (increase) in securities                                               (44,423)                  -
    Decrease (increase) in deferred tax benefit                                      (8,659)                  -
    Increase (decrease) in accounts payable                                           9,206                   -
    Increase (decrease) in income tax payable                                        47,081                   -
    Increase (decrease) in accrued liabilities                                        6,729                   -
                                                                        ------------------- -------------------
       Net Cash Provided by/(Used for) in Operating  Activities                     385,003              (1,366)

Cash Flows from Investing Activities:
   Purchase of land and building                                                   (589,600)                  -
                                                                        ------------------- -------------------
       Net Cash Provided by/(Used for) Investing Activities                        (589,600)                  0

Cash Flows from Financing Activities:
------------------------------------
    Purchase and cancel stock for cash                                               (5,000)                  -
    Increase in amount due to shareholder                                           147,591                   -
    Issued stock for services                                                         1,935               1,006
    Issued stock for cash                                                           540,554                 360
                                                                        ------------------- -------------------
              Net Cash Provided by/(Used for) Financing Activities                  685,080               1,366

                    Net Increase(decrease) in Cash                                  480,483                   0

Beginning Cash Balance                                                                    0                   0
                                                                        ------------------- -------------------

Ending Cash Balance                                                     $           480,483 $                 0
                                                                        =================== ===================

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $                 0 $                 0
  Cash paid during the year for income taxes                            $                 0 $                 0

                                  See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                          Notes to Financial Statements
                                December 31, 2000
 NOTE Summary of Significant Accounting Policies

     Nature of Operations

     The Company incorporated under the laws of the State of Nevada on February 15, 1996 with the name "Cyberbotanical, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value. The Company was in the development stage until August 30, 2000 at which time it issued 18,400,000 shares of common stock to Kelly's Coffee Group, Inc. for $540,554 and purchased a seven story building in Wichita, Kansas, known as the Board of Trade Center. The Company operates the building to produce rental income. On October 12, 2000 the Company changed its name to Wichita Development Corporation and its authorized common stock to 200,000,000 shares. No change was made to par value or to preferred stock authorization.

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company had $480,483 and $0 at December 31, 2000 and 1999. Non cash financing activities consisted of the issuance of 65,000 and 1,006,000 shares of common stock for services valued at $1,935 and $1,006 for the ten month and one year periods ending December 31, 2000 and February 29, 2000.

     Deferred Income Taxes

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company has adopted SFAS No. 109 for financial reporting purposes. See Note 3 below.

     Depreciation

     The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes and amounted to $4,884 and $0 for the years ended December 31, 2000 and 1999.


Asset                                                               Useful life
-------------------------------------------------------------------------------
Equipment and fixtures                                             5 to 7 years
Buildings                                                              39 years

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                          Notes to Financial Statements
                                December 31, 2000

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Marketable Securities - Trading

     The Company has classified its marketable securities as "trading" securities in accordance with Statement of Financial Accounting Standards No. 115. Trading securities are stated at fair value, with unrealized gains and losses reported as a separate portion of other income (expense) in the statements of operations. Marketable securities - trading at December 31, 2000 were valued at $44,423 and have been included in current assets.

     Revenue Recognition

     Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts.

     NOTE 2           Related Party Transactions

     On August 29, 2000 the Company issued 18,400,000 shares of $.001 par value common stock to Kelly's Coffee Group, Inc. (Kelly's), a publicly traded company, for $540,554. On October 17, 2000 the Company entered into a purchase agreement with Kelly's whereby all of the assets and liabilities of Kelly's, except its stock in the Company, were transferred to the Company in exchange for indemnification from the transferred liabilities. At December 31, 2000 the Company determined that a receivable for $50,000 was uncollectible and that liabilities in the amount of $712,739 were not payable due to statute of limitation expiration. The Company recognized a pretax extraordinary gain of $662,739 on the transaction. At December 31, 2000 the Company owed Kelly's $147,591 representing $209,532 in current income taxes due to parent (see note 3) less $61,941 in cash that had not yet been transferred to the company pursuant to the purchase agreement.

     Kelly's files consolidated federal income tax returns which include the Company as a member for the period between August 29, 2000 and December 31, 2000. Income tax expense is allocated from the parent to the members by multiplying the members' net income before tax by the parent's marginal tax rate. In 2000 the parent's marginal tax rate was 34%. Accordingly, federal income tax payable at December 31, 2000 was $209,532 payable to Kelly's and not to the taxing authority.

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                          Notes to Financial Statements
                                December 31, 2000

     Prior to purchasing the Board of Trade Center building the Company received an assignment of purchase contract from World Alliance Consulting, Inc., a company owned by a relative of David Wolfson, a director of the Company. The Company paid $50,000 for the assignment, which sum was capitalized as a cost to acquire the building.

     On December 15, 1999 the Company issued 1,000,000 shares of its common stock to Richard Surber, an officer and director of the Company, for services. On September 19, 2000 the Company repurchased and canceled these shares for $5,000. The Company pays Surber $1,000 per month for management services. During the year ended December 31, 2000, $4,000 was paid for such services. On September 29, 2000 the Company issued 50,000 shares of its common stock to another of its directors for services.

     The Company has an ongoing consulting agreement with a subsidiary of AXIA whereby the Company reimburses administrative costs on a time and billing basis. During the year ended December 31, 2000 the Company paid $9,889 pursuant to the agreement. In addition, the Company issued 15,000 and 6,000 shares of its common stock to employees of AXIA during the years ended December 31, 2000 and 1999 for services.

NOTE 3 Accounting for Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For the year ended December 31, 2000, the Company incurred income tax expense of $247,954, with $209,532 payable to its parent (see Note 2 above) as follows.

                Income tax payable                          December 31,
                                                                2000
----------------------------------------------------------------------------
Federal (34%) operations, to parent                      $               200
Federal (34%) extraordinary, to parent                               209,332
Federal income tax (15%) deferred                                     (6,836)
State (7.35%) operations, to Kansas                                       25
State (7.35%) extraordinary, to Kansas                                47,056
State income tax (4%) deferred                                        (1,823)
                                                         -------------------
     Income tax expense                                  $           247,954
                                                         ===================

     A deferred income tax benefit has been accrued at the stated rates due to unrealized losses on securities that are not deductible for tax purposes until the securities are sold. Management expects to sell the securities during 2001 and realize the deferred tax benefit.

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                          Notes to Financial Statements
                                December 31, 2000

NOTE 4 Property and Equipment

     Property and equipment consist of the following:


                                            December           December
                                            31, 2000           31, 1999
                                       ------------------ ------------------
Building                               $          489,600 $                0
Accumulated depreciation               $           (4,884)$                0
                                       ------------------ ------------------
                                       $          484,716 $                0
                                       ================== ==================

NOTE 5 Description of Leasing Arrangements

     The Company leases office space to its tenants primarily under noncancelable operating leases that expire at various dates in each year through 2003. The lease agreements typically provide for a specific monthly payment plus reimbursement of certain operating costs. Tenant alterations are paid for by the company; an amortization of such costs over three to five years is added to the tenants monthly rent over the three to five year period. The following is a summary of future rentals under noncancelable operating leases:


2001                                                        $          260,753
2002                                                                    85,121
2003                                                                     4,300
2004                                                                         0
2005                                                                         0
                                                            ------------------
Total due within five years                                 $          350,174
                                                            ==================

NOTE 6 Marketable Securities

     The following is a summary of marketable securities at December 31, 2000:


10,000 shares of AXIA Group, Inc. @ .742                    $            7,420
28,800 shares of Health Watch @ .563                                    16,236
153,827 shares of Twin Faces East @ .135                                20,767
                                                            ------------------
                                                            $           44,423
                                                            ==================

                        WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                          Notes to Financial Statements
                                December 31, 2000

     The Company has classified these securities as trading securities and has recorded an unrealized loss of $45,574 for the year ended December 31, 2000.

NOTE 7 Extraordinary Gain/Loss

     On October 17, 2000 the Company entered into a purchase agreement with it's 94% parent, Kelly's Coffee Group, Inc. whereby certain of Kelly's assets and liabilities were transferred to the Company in exchange for indemnification of the transferred liabilities. Subsequently management determined that a receivable of $50,000 was uncollectible and that liabilities of $712,739 were not payable due to statute of limitations expiration. The Company has recorded these items, net of tax, as extraordinary income and expense items according to the following:

    Extraordinary item         Gain (loss)         State tax         Federal tax         Net of tax
--------------------------- ------------------ ------------------ ------------------ ------------------
Receivable                  $          (50,000)$            3,550 $           15,795 $          (30,655)
Liabilities                            712,739            (50,606)          (225,127)           437,006
                            ------------------ ------------------ ------------------ ------------------
   Totals                   $          662,739 $          (47,056)$         (209,332)$          406,351
                            ================== ================== ================== ==================

NOTE 8 Subsequent Events / Related Party Transactions

     On January 16, 2001 Kelly's Coffee Group, Inc. distributed 17,391,371 shares of the Company's common stock to 278 Kelly's shareholders ratable to their ownership of Kelly's. Kelly's retained 1,008,629 shares after the transaction.

     On January 12, 2001 the Company entered into a stock purchase agreement with AXIA, whereby the Company received 50,000 restricted shares of AXIA common stock in exchange for $37,875. On March 1, 2001 the Company entered into a stock purchase agreement with AXIA, whereby the Company received 406,349 restricted shares of AXIA common stock in exchange for $200,000 plus 1,760,702 restricted common shares of the Company.

     On January 31, 2001 the Company received mortgage loan proceeds from an unrelated party in the amount of $251,918. The mortgage bears interest at 10.97%, requires monthly payments of $2,689 and is due and payable in full on February 1, 2026. The loan is secured by the Company's land and building.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

On September 18, 2000, the Company terminated its relationship with Anderson Anderson & Strong, L.C. ("Anderson") the principal accounting firm engaged to audit the Company's financial statements. Effective September 18, 2000, the Company retained Mantyla McReynolds ("Mantyla") as the principal accountants to replace Andersen. The Company had a good relationship with Andersen, but determined that it needed the services of a larger firm. The Company's board of directors approved the change of accountants from Andersen to Mantyla.

Andersen's audit reports for the fiscal year ending December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

The Company had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures for the audit of the fiscal year ending December 31, 1999 and the subsequent interim periods through September 18, 2000, the date of termination. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Andersen to make reference in connection with their opinion to the subject matter of the disagreement. Further, during that time, there were no reportable events.

During the fiscal year ending December 31, 1999, and the subsequent interim period through September 18, 2000, the date of termination, and prior to such appointment, the Company did not consult with Mantyla regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or as to the type of audit opinion that might be rendered on the Company's financial statements. Since there were no disagreements or reportable events, the Company did not consult Mantyla in respect to these matters during that time.

The Company provided Andersen with a copy of the Form 8-K prior to filing with the SEC and requested a confirmation letter from Andersen to the SEC that the matters contained therein were agreed to by Andersen. A copy of that letter dated January 18, 2000 was filed as an exhibit to the Form 8-K filed by the Company on January 19, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons constitute the Company's executive officers and directors as of the date of this filing:

                 Name                    Age                   Position
           Richard D. Surber              28            President and Director


Richard D. Surber, 28 Mr. Surber was appointed president and a director of the Company on December 15, 1999. Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then obtained a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. Since 1992, he has had wide experience serving as an officer and director of numerous small public and private companies.

Mr. Surber has served as an officer and/or director of several public companies which include: Axia Group, Inc.(president and director from 1992 to the present). Axia Group, Inc. is a holding company whose subsidiaries invest in real estate and provide financial consulting services; Chattown.com Network, which is unrelated to the Company (president and director from June, 1999 to April 10, 2000); Chattown.com Network, Inc. is an Internet company; Kelly's Coffee Group, Inc., the Company's parent corporation (president and director from May, 1999 to the present); ChinaMallUSA.com., Inc. which is unrelated to the Company (president and director from 1992 to June, 1999); ChinaMallUSA.com, Inc. is currently a non-reporting Chinese Internet company; Youthline USA, Inc., a company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Power Exploration, Inc. an oil and gas company (director January 28, 2000 to June 23, 2000); Cathay Online f/k/a/ Premier Brands, Inc., an Internet company (president and director April, 1998 - September, 1998); and Golden Opportunity Development Corporation ("GODC") (president and director from September, 1999 to present). GODC's operations consist of operating a 134 room motel in Baton Rouge, Louisiana. Mr. Surber is also serving as officer and director of several fully reporting shell companies.

No person is expected to make a significant contribution to the Company who is not an executive officer or director of the Company.

All executive officers are elected by the board and hold office until the next annual meeting of shareholders and until their successors are elected and qualify.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain persons who during the fiscal year ended December 31, 2000 were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

Richard Surber - The Company became effectively reporting under the Exchange Act on April 10, 2000. Mr. Surber as a director and officer failed to file a Form 3 within a timely manner disclosing his position and ownership of 1,000,000 shares of Company stock. Mr. Surber further failed to disclose pursuant to a Form 3, his position as a officer and director of Axia Group, Inc. and therefore his beneficial interest in Axia Group, Inc.'s ownership of 1,000,000 shares of the Company's stock. On August 29, 2000, the Company sold 18,400,000 shares in a private transaction to Kelly's Coffee Group, Inc.. Mr. Surber as the president and a director of Kelly's Coffee Group, Inc. failed to file a Form 4 in a timely manner indicating a beneficial interest in the stock sold to Kelly's Coffee Group, Inc.. On September 15, 2000, Mr. Surber sold 1,000,0000 shares of the Company's stock in a private transaction to the Company and failed to disclose the sale in a timely manner, pursuant to a Form 4. On September 22, 2000 Mr. Surber failed to file a Form 4 in a timely manner to disclose his beneficial interest in the disposition by Axia Group, Inc. of 100,000 shares of the Company's stock in a private transaction. Mr. Surber failed to file a Form 5 in a timely manner. On March 26, 2001, Mr. Surber filed a Form 5 and an amended Form 5 on March 27, 2001.

Axia Group, Inc. - Axia Group, Inc. failed to file a Form 3 in a timely manner disclosing its ownership of 1,000,000 shares of the Company's stock as of April 10, 2000. On September 29, 2000 Axia failed file a Form 4 in a timely manner to disclose the disposition of 100,000 shares of the Company's stock in a private transaction. Axia Group, Inc. further failed to file a Form 5 in a timely manner. On March 27, 2001, Axia Group, Inc. filed a Form 5.

Kelly's Coffee Group, Inc. - Kelly's Coffee Group, Inc. failed to file a Form 3 in a timely manner disclosing its purchase of 18,400,000 shares of the Company's stock in a private transaction as of August 29, 2000. Kelly's Coffee Group, Inc. further failed to file a Form 5 in a timely manner. On March 27, 2001, Kelly's Coffee Group, Inc. filed a Form 5.

Ruairidh Campbell - Mr. Campbell was appointed to the board of directors on September 29, 2000 and issued 50,000 shares of the Company's stock in a private transaction. He subsequently failed to file a Form 3 in a timely manner. Mr. Campbell further failed to file a Form 5 in a timely manner. On January 4, 2001 Mr. Campbell filed a Form 3 and on March 27, 2001 filed a Form 5. Mr. Campbell resigned from the board of directors on February 28, 2001.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of the Company during the years 1998 through 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                            SUMMARY COMPENSATION TABLE

                                  Annual Compensation                               Long Term Compensation
                          -------------------------------------- ------------------------------------------------------------------
                                                                             Awards                         Payouts
                                                                 --------------------------------  ---------------------------------

                                                                 Restricted Stock  Securities
Name and                                         Other Annual       Award(s)       Underlying       LTIP         All Other
Principal         Year      Salary     Bonus     Compensation          ($)           Options       payouts     Compensation
Position                     ($)        ($)           ($)                            SARs(#)         ($)            ($)
Richard Surber    2000         $4,000        -                -                -               -           -                 -
President         1999              -        -          $1,000*                -               -           -                 -
                  1998              -        -                -                -               -           -                 -

Ruairidh          2000              -        -            $50**
Campbell          1999              -        -                -
Director          1998              -        -                -

* 1,000,000 shares of common stock of the Company valued at $0.001 (par value) per share. ** 50,000 shares of common stock of the Company valued at $.001 (par value) per share.

Compensation of Directors

The Company's directors are not currently compensated.

                           [THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 1, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 1, 2001, there were 21,267,702 shares of Common Stock issued and outstanding.


        Title of Class                     Name and Address                  Nature of           Amount of         Percent
        --------------                     -----------------                 ---------           ---------         -------
                                                                             Ownership           Ownership         of class
                                                                             ---------           ---------         --------
          Common Stock                       Richard Surber                  Beneficial          8,334,660          39.19%
      ($0.001) par value                268 West 400 South # 300            & Legal (1)
                                       Salt Lake City, Utah 84101

         Common Stock                       Axia Group, Inc.                  Legal(2)           2,660,702          12.51%
      ($0.001) par value               268 West 400 South, # 300
                                       Salt Lake City, Utah 84101

         Common Stock                  Kelly's Coffee Group, Inc.             Legal(2)           1,008,629          4.74%
      ($0.001) par value               268 West 400 South, # 300
                                      Salt Lake City, Utah 84101

         Common Stock                Hudson Consulting Group, Inc.            Legal(2)           1,301,573          6.12%
      ($0.001) par value                268 West 400 South #300
                                      Salt Lake City, Utah 84101

         Common Stock                 Oasis International Hotel &             Legal(2)            884,757           4.16%
      ($0.001) par value                      Casino, Inc.
                                        268 West 400 South #300
                                      Salt Lake City, Utah 84101

         Common Stock                 Ameriresource Technologies,              Legal             1,532,983          7.21%
      ($0.001) par value                          Inc.
                                        268 West 400 South #300
                                      Salt Lake City, Utah 84101

         Common Stock                 All Directors and Executive            Legal and           8,334,660          39.19%
      ($0.001) par value                  Officers as a Group                Beneficial

(1) The shares owned by Hudson Consulting Group, Inc and Kelly's Coffee Group, Inc. are beneficially attributed to Richard D. Surber who serves as president and a director of each company. Also attributed beneficially to Richard D. Surber are 2,660,702 shares owned by Axia Group, Inc. and 884,757 shares owned by Oasis International Hotel & Casino, Inc. Richard D. Surber serves as president and a director of each of these corporations.

(2) Shares beneficially attributed to Richard D. Surber.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 16, 1999, the Company issued shares of its $0.001 par value common stock to Richard D. Surber (1,000,000), Wayne Newton (5,000), Allan Merrill
(500) and Kevin Schillo (500) for services rendered to the Company. At the time of issuance, Richard Surber was the Company's president and Newton, Merril and Schillo were employees of Hudson Consulting Group, Inc.. Mr. Surber is also the president of Hudson Consulting Group, Inc.

On August 29, 2000, the Company sold eighteen million four hundred thousand (18,400,000) shares of its common voting stock to Kelly's Coffee Group, Inc., a Nevada Corporation, for a cash price of five hundred forty thousand five hundred fifty four dollars ($540,554). Richard D. Surber, the Company's president is also the president of Kelly's Coffee Group, Inc. The proceeds of this offering were used to purchase the Company's office property in Wichita, Kansas. Richard
D. Surber had no personal interest in the transaction.

On September 15, 2000, the Company entered into a stock purchase agreement with its president, Richard D. Surber. Under the terms of the agreement, the Company purchased from Mr. Surber, one million of its $0.001 par value common shares for the sum of five thousand dollars ($5,000.) The shares purchased by the Company were delivered to Mr. Surber on December 12, 1999 as payment for services rendered to the Company as its president and as a director. Because of Mr. Surber's position as a member of the Company's Board of Directors, the transaction is not considered to be an arms-length transaction.

On October 17, 2000, the Company entered into a purchase agreement with its parent corporation, Kelly's Coffee Group, Inc., a Nevada Corporation ("Kelly's"). Under the terms of the agreement, all of Kelly's Coffee Group, Inc.'s assets, except for the shares it owns in the Company, were sold to us in exchange for the agreement of the Company to assume all liabilities of Kelly's Coffee Group, Inc.. The assets being transferred and liabilities being assumed are listed as Kelly's Coffee Group, Inc. assets and liabilities on its Form 10-QSB for the quarter ended August 31, 2000. As part of the agreement, the Company agreed to indemnify Kelly's Coffee Group, Inc. from the liabilities being assumed pursuant to the agreement. The Company was a subsidiary of Kelly's Coffee Group, Inc.. Kelly's Coffee Group, Inc. at the time of the transaction owned 94.39% of the issued and outstanding stock of the Company. Richard D. Surber, the Company's president is also the president of Kelly's Coffee Group, Inc. Richard D. Surber had no personal interest in the transaction.

Issuances Subsequent to the Filing Period

On January 12, 2001, the Company entered into a stock purchase agreement with Axia Group, Inc.. The terms of the agreement caused the Company to acquire 50,000 shares of Axia Group, Inc. in exchange for a cash payment of $37,875. The Axia Group, Inc. shares were acquired at a price of $0.75 per share, the closing price for the shares on January 11, 2001.

On March 1, 2001, the Company entered into a stock purchase agreement with Axia Group, Inc.. The terms of the agreement caused the Company to acquire 406,349 shares of Axia Group, Inc. in exchange for a cash payment of $200,000 and the issuance to Axia Group, Inc. of 1,760,702 shares of the Company's stock. The Axia Group, Inc. shares were acquired at a price of $0.75 per share, the closing price for these shares on February 27, 2001. The Company shares were valued at $0.0595 per share for the purposes of the agreement.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which are incorporated herein by reference.

(b) Reports on Form 8-K. On October 19, 2000 the Company filed an 8-K disclosing an agreement between the Company and Kelly's Coffee Group, Inc. that caused the Company to assume the assets of Kelly's Coffee Group, Inc. as reflected on its Form 10-QSB for the period ended August 31, 2000 with the exception of those shares held by Kelly's Coffee Group, Inc. in the Company, in exchange for the Company's agreement to assume the liabilities of Kelly's Coffee Group, Inc. as of August 31, 2000.

         On November 3, 2000 the Company filed an 8-K/A amending the 8-K filed on September 12, 2000 in connection with the Company's issuance of 18,400,000 million shares to Kelly's Coffee Group, Inc. for $540,554 that was used to purchase the Board of Trade Building located in Wichita, Kansas. The amended 8-K/A included audited pro forma financial information as required by SEC regulations.





                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2001.


Wichita Development Corporation

/s/ Richard Surber
--------------------------------

Richard Surber, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                 Date

/s/ Ricard Surber
-----------------------
  Richard Surber           President and Director                March 27, 2001

                                                  INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.    DESCRIPTION

3(i)      *    Articles of Incorporation of Cyberbotanical, Inc., a Nevada
               corporation, filed with the State of Nevada on February 15, 1996
               (Incorporated by reference from Form 10-SB filed February 8,
               2000).

3(ii) * Amendment to Articles of Incorporation filed October 12, 2000 changing the name of the Company to Wichita Development Corporation.(Incorporated by reference from Form SB-2/A filed December 28, 2000.)

3(ii)     *    By-laws of the Company adopted on April 9, 1996 (Incorporated by reference from Form 10-SB filed February 8, 2000).

4(i)      *    Employee Benefit Plan adopted on December 14 , 1999 (Incorporated by reference from Form 10-SB/A-4 filed June 23, 2000)

4(ii)     *    Excerpts defining shareholder rights from
               Articles of Incorporation (Articles IV and VI) and
               By-Laws (Sections 2 and 6) (Incorporated by reference from Form 10-SB filed February 8, 2000).

10(i)     *    Stock Purchase Agreement dated September 15, 2000 between the
               Company and Richard D. Surber (Incorporated by reference from
               Form SB-2/A filed December 28, 2000).

10(ii)    *    Purchase Agreement dated October 17, 2000 between the Company and its parent, Kelly's Coffee Group, Inc. (Incorporated by reference from Form 8-K filed October 19, 2000).

10(iii)   20   Stock Purchase Agreement dated January 12, 2001 between the
               Company and Axia Group, Inc.

10(iv)    23   Stock Purchase Agreement dated March 1, 2001 between the Company and Axia Group, Inc.

23        26   Consent of Accountant

* Incorporated by reference from previous filings as indicated.

                                 Exhibit 10(iii)

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 12th day of January, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals

         Axia desires to sell and transfer Fifty Thousand (50,000) restricted shares of the common stock of Axia to WDC and WDC desires to purchase and acquire, Fifty Thousand (50,000) restricted shares of the common stock of Axia, par value $0.001 per share (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Thirty Seven Thousand Eight Hundred Seventy Five dollars ($37,875), representing a purchase price of $0.7575 per share.

                                    Agreement

         In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

     1. Purchase and Sale of Shares. Axia agrees to transfer the Shares to WDC, and WDC agrees to acquire the Shares from Axia. Immediately after Axia receives the purchase price from Wichita, it will direct its transfer agent to issue the Shares to WDC.

     2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Thirty Seven Thousand Eight Hundred Seventy Five dollars ($37,875), representing a purchase price of $0.7575 per share.

     3. Representation and Warranties of WDC. WDC represents and warrants that:
         a. WDC is an entity incorporated under the laws of the State of Nevada.

         b. WDC has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. WDC is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as WDC deems to be appropriate in purchasing the Shares; WDC has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. WDC understands that Axia is relying upon WDC's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, WDC agrees to indemnify Axia against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

     4. Representations and Warranties of Axia. Axia represents and warrants that:


         a. Axia is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Axia has valid title to the Shares which it is transferring to WDC pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the Shares.

         c. Axia is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Axia deems to be appropriate in transferring the Shares; Axia has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Axia required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Axia, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

     5.   Survival   of   Representations,   Warranties   and   Covenants.   The
          representations, warranties and covenants made by Axia and WDC in this Agreement shall survive the purchase and sale of the Shares.

     6.   Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws.
                  Any dispute
                  arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.


         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Axia Group, Inc.                              Wichita Development Corporation

/s/ Gerald Einhorn                              /s/ Richard Surber
---------------------------------             ---------------------------------
 Gerald Einhorn, Vice-President                Richard Surber, President

                                 Exhibit 10(iv)

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 1st day of March, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals

         Axia desires to sell and transfer Four Hundred Six Thousand Three Hundred Forty Nine (406,349) restricted shares of the common stock of Axia to WDC and WDC desires to purchase and acquire, Four Hundred Six Thousand Three Hundred Forty Nine (406,349) restricted shares of the common stock of Axia, par value $0.001 per share (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Two Hundred Thousand dollars ($200,000) and the transfer of One Million Seven Hundred Sixty Thousand Seven Hundred Two (1,760,702) restricted shares of the common stock of WDC (the shares of WDC are valued at $0.0595 per share) (the WDC Shares"), representing a purchase price of $0.75 per Axia share of common stock.

                                    Agreement

         In consideration of the mutual promises, covenants, and agreements contained in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is acknowledged by all the parties, the parties hereby agree as follows:

     1. Purchase and Sale of Shares. Axia agrees to transfer the Shares to WDC, and WDC agrees to acquire the Shares from Axia. Immediately after Axia receives the purchase price from Wichita, it will direct its transfer agent to issue the Shares to WDC.

     2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Two Hundred Thousand dollars ($200,000) cash and transfer to Axia One Million Seven Hundred Sixty Thousand Seven Hundred Two (1,760,702) restricted shares of WDC common stock, representing a purchase price per Axia share of common stock of $0.75.

     3. Representation and Warranties of WDC. WDC represents and warrants that:


         a. WDC is an entity incorporated under the laws of the State of Nevada.

         b. WDC has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks of the purchase of the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

         c. WDC is relying solely upon independent consultation with its professional, legal, tax, accounting and such other advisors as WDC deems to be appropriate in purchasing the Shares; WDC has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of purchasing the Shares.

         d. WDC has valid title to the WDC Shares which it is transferring to Axia pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the WDC Shares.

         e. All corporate action on the part of WDC required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the WDC Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of WDC, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally

         f. WDC understands that Axia is relying upon WDC's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Shares. Therefore, WDC agrees to indemnify Axia against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which arise as a result of a sale, exchange or other transfer of the Shares other than as permitted under this Agreement.

     4. Representations and Warranties of Axia. Axia represents and warrants that:


         a. Axia is a corporation duly organized and validly existing under the laws of the State of Nevada.

         b. Axia has valid title to the Shares which it is transferring to WDC pursuant to this Agreement. There are no claims, liens, security interests, or other encumbrances upon the

         c. Axia is relying solely upon its independent consultation with its professional, legal, tax, accounting and such other advisors as Axia deems to be appropriate in transferring the Shares; Axia has been advised to, and has consulted with, its professional tax and legal advisors with respect to any tax consequences of transferring the Shares.

         d. All corporate action on the part of Axia required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of Axia, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.



     5.   Survival of Representations, Warranties and Covenants.

         The representations, warranties and covenants made by Axia and WDC in this Agreement shall survive the purchase and sale of the Shares.

     6.   Miscellaneous.

         a. In the event any one or more of the provisions contained in this Agreement are for any reason held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement. This Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

         b. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors, and permitted assigns. The parties hereto may not transfer or assign any part of their rights or obligations except to the extent expressly permitted by this Agreement.

         c. This Agreement constitutes the entire agreement and understanding between the parties with respect to the sale of the Shares and may not be modified or amended except in writing signed by both parties.

         d. No term or condition of this Agreement shall be deemed to have been waived nor shall there be any estoppel to enforce any provision of this Agreement except by written instrument of the party charged with such waiver or estoppel.

         e. The validity, interpretation, and performance of this Agreement shall be governed by the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Agreement shall be brought in a court of competent jurisdiction in Salt Lake County, State of Utah. The parties exclude any and all statutes, laws and treaties which would allow or require any dispute to be decided in another forum or by other rules of decision than provided in this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Axia Group, Inc.                             Wichita Development Corporation

/s/ Gerald Einhorn                              /s/ Richard Surber
---------------------------------            ---------------------------------
 Gerald Einhorn, Vice-President               Richard Surber, President

                                   Exhibit 23

                              Consent of Accountant

                                  [Letterhead]
                               Mantyla McReynolds
                           A Professional Corporation


          We hereby consent to the use of our audit report of Wichita Development Corporation dated March 9, 2001 for the year ended December 31, 2000 in the Form 10-KSB.
                             /s/ Mantyla McReynolds
                             --------------------------------
                                  March 9, 2001