Form 10QSB
period 2001-03-31
WICHITA DEVELOPMENT CORP
filed 2001-05-11
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                    ------------    ------------


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


                                 (801) 575-8073
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX       No
                                       -----        -----

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 10, 2001 was 24,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2001...................................4

Unaudited Statement of Operations for the three months ended March 31, 2001 and 2000.......................................................................6

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and 2000.......................................................................7

Notes to Condensed Financial Statements........................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ................................11


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

SIGNATURES....................................................................14

INDEX TO EXHIBITS.............................................................15




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.







                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                             Unaudited Balance Sheet
                                 March 31, 2001



                                                             March 31, 2001
                                                         ----------------------
ASSETS

   Current Assets
      Cash                                               $              431,615
      Prepaid expenses                                                    3,089
      Notes receivable                                                   55,000
      Marketable securities - trading - Note 6                          489,689
                                                         ----------------------
          Total Current Assets                                          979,393

   Fixed Assets
      Property and equipment, net - Notes 1 & 4                         481,052
      Land                                                              100,000
                                                         ----------------------
          Total Fixed Assets                                            581,052

   Other Assets
      Deferred income tax benefit                                         8,659
                                                         ----------------------
          Total Other Assets                                              8,659

TOTAL ASSETS                                             $            1,569,104
                                                         ======================







                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                             Unaudited Balance Sheet
                                   (continued)
                                 March 31, 2001


                                                                 March 31, 2001
                                                               ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                         $          1,396
      Payable to related party                                           54,482
      Income taxes payable - Notes 1, 2 & 3                              61,808
      Current portion of Long-Term debt                                   2,213
                                                               ----------------
          Total Current Liabilities                                     119,899

   Long Term Liabilities                                                274,825
       Less: Current portion                                             (2,213)
                                                               ----------------
   Total Long Term Liabilities                                          272,612

TOTAL LIABILITIES                                                       392,511

STOCKHOLDERS' EQUITY
       Preferred stock - 5,000,000 shares authorized
       at $0.001 par, none issued and outstanding                            -

Common stock - 200,000,000 shares authorized at $0.001
      par; 24,321,646 shares issued and outstanding                      24,322

      Paid in capital                                                   771,885

      Retained earnings                                                 380,386
                                                               ----------------
TOTAL STOCKHOLDERS' EQUITY                                            1,176,593
                                                               ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      1,569,104
                                                               ================




                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Operations
               for the three months ended March 31, 2001 and 2000


                                                 Three months      Three months
                                                    ended             ended
                                                March 31, 2001    March 31, 2000
                                               ---------------     -------------
Rental revenues                                $       108,460 $              0

General and administrative expenses                     97,928              959
                                               ---------------     -------------
          Net income from rental operations             10,532             (959)

Other income (expense)
   Interest income                                       6,233                -
   Gain (loss) on sale of securities                    (3,991)               -
   Unrealized gain (loss) on securities                 18,519                -
                                               ---------------     -------------
          Total other income (expense)                  20,761                0
                                               ---------------     -------------
Income (loss) before tax                                31,293             (959)

                                               ---------------     -------------
Provision for income taxes - Notes 1 & 3                14,727                0
                                               ---------------     -------------

Net income (loss)                              $        16,566    $        (959)
                                               ===============     =============

Net income (loss) per common share             $          0.00    $        0.00
                                               ===============     =============

Weighted average shares outstanding                 19,911,089        1,042,822
                                               ===============     =============




                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Cash Flows
                           for the three months ended
                             March 31, 2001 and 2000

                                                                             Three months        Three months
                                                                                ended                ended
                                                                              March 31,            March 31,
Cash Flows from Operating Activities:                                            2001                2000
-------------------------------------
                                                                        --------------------    -------------------
Net Income (loss)                                                       $             16,566    $              (959)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                      3,663                      -
    Decrease (increase) in prepaid expenses                                           (3,089)
    Decrease (increase) in securities                                               (445,266)                     -
    Increase (decrease) in accounts payable                                           (7,810)                     -
    Increase (decrease) in income tax payable                                         14,727                      -
                                                                        --------------------    -------------------
       Net Cash Provided by/(Used for) in Operating  Activities                     (421,209)                  (959)

Cash Flows from Investing Activities:
    Increase in notes receivable                                                     (55,000)
    Purchase of land and building                                                          -                      -
                                                                        --------------------    -------------------
       Net Cash Provided by/(Used for) Investing Activities                          (55,000)                     0

Cash Flows from Financing Activities:
------------------------------------
    Increase in notes payable                                                        274,825
    Issued stock for securities                                                      104,763                      -
    Increase in amount due to shareholder                                            (99,838)                 1,010
    Issued stock for debt settlement                                                 147,591                      -
    Issued stock for cash                                                                  -                    360
                                                                        --------------------    -------------------
              Net Cash Provided by/(Used for) Financing Activities                   427,341                  1,370

                    Net Increase(decrease) in Cash                                   (48,868)                   411

Beginning Cash Balance                                                               480,483                      0
                                                                        --------------------    -------------------

Ending Cash Balance                                                     $            431,615    $               411
                                                                        ====================    ===================

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $              2,514    $                 0
  Cash paid during the year for income taxes                            $                  0    $                 0

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                                 March 31, 2001

NOTE 1   Summary of Significant Accounting Policies

         Nature of Operations

         The Company incorporated under the laws of the State of Nevada on February 15, 1996 with the name "Cyberbotanical, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value. The Company was in the development stage until August 30, 2000 at which time it issued 18,400,000 shares of common stock to Kelly's Coffee Group, Inc. (Kelly's) for $540,554 and purchased a seven story building in Wichita, Kansas, known as the Board of Trade Center. As a result of this transaction, the Company became a majority owned subsidiary of Kelly's. The Company currently operates the building to produce rental income. On October 12, 2000, the Company changed its name to Wichita Development Corporation and increased its authorized common stock to 200,000,000 shares. No change was made to the par value or to preferred stock authorization. In January of 2001, the Company was divested from its parent through a registered spin-off to the parent shareholders.

         Statement of Cash Flows

         Cash is comprised of cash on hand or on deposit in banks and brokerage accounts. The Company had $431,615 and $411 at March 31, 2001 and 2000.

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

         Depreciation

         The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes and amounted to $8,548 and $0 for the years ended March 31, 2001 and 2000.


Asset                                                  Useful life
------------------------------------------------------------------
Equipment and fixtures                                5 to 7 years
Buildings                                                 39 years

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                                 March 31, 2001

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

         Marketable Securities - Trading

         The Company has classified its marketable securities as "trading" securities in accordance with Statement of Financial Accounting Standards No. 115. Trading securities are stated at fair value, with unrealized gains and losses reported as a separate portion of other income (expense) in the statements of operations. Marketable securities
         - trading at March 31, 2001 were valued at $489,689 and have been included in current assets.

         Revenue Recognition

         Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts.

NOTE 2   Related Party Transactions

         Kelly's filed consolidated federal income tax returns which include the Company as a member for the period between August 29, 2000 and December 31, 2000. Income tax expense is allocated from the parent to the members by multiplying the members' net income before tax by the parent's marginal tax rate. In 2000, the parent's marginal tax rate was 34%. Accordingly, federal income tax payable at December 31, 2000 was $209,532 payable to Kelly's and not to the taxing authority.

         The Company resolved this debt as follows: the Company issued of 3,053,944 shares of its common stock to Kelly's valued at $147,591 and paid cash in the amount of $54,482.34.

NOTE 3   Accounting for Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For the quarter ended
         March 31, 2001, the Company incurred income tax expense of $14,727 as follows:

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                                 March 31, 2001


                Income tax payable                   March 31, 2001
----------------------------------------------------------------------
Federal (35%) operations                        $               12,171
State (7.35%) operations, to Kansas                              2,556
                                                ----------------------
     Income tax expense                         $               14,727
                                                ======================


NOTE 4            Property and Equipment

         Property and equipment consist of the following:


                                    March 31,             March 31,
                                       2001                  2000
                                ------------------    ------------------
Building                        $          489,600    $                0
Accumulated depreciation        $           (8,548)   $                0
                                $          481,052    $                0
                                ==================    ==================

NOTE 5            Marketable Securities

         The following is a summary of marketable securities at March 31, 2001:

2,900 shares Airnet Communications @ 3.00                  $            8,700

11,989.73 shares Dreyfus Money Market Fund @ 1.00                      11,990

500 shares Oracle Systems @ 14.98                                       7,490

59,000 shares AXIA Group, Inc @ .6875                                  40,562

456,349 restricted shares of AXIA Group, Inc. @ .751                  342,637

28,800 shares of Health Watch @ .6875                                  19,800

Receivable of Rollerball International shares                          44,082

153,827 shares of Twin Faces East @ .094                               14,428
                                                           ------------------
                                                           $          489,689
                                                           ==================

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information filed in the Form 10-KSB for the period ended December 31, 2000.

General

Our business plan for the next twelve months involves the continued operation of our office building in Wichita Kansas coupled with our ongoing attempts to locate and acquire additional commercial office space in the Wichita area and elsewhere.

Results of Operations

The Company recorded $108,460 and $0 in rental revenues for the quarters ended March 31 2001 and 2000, respectively. All rental revenues are attributable to its Board of Trade Center. The Company had no operations in the first quarter of 2000.

Income / Losses

Net income for the quarter ended March 31 2001 was $16,566 compared to a net loss of $959 for the quarter ended March 31, 2000. The $16,566 in net income was attributable to the commencement of operations which began during the year 2000. The reason for the significant change in net income is because the Company had no operations for the comparable period in 2000.

Expenses

General and administrative expenses for the quarter ended March 31, 2001, were $97,928 compared to $959 for the comparable period in 2000. The increase in general and administrative expenses resulted from operation of the Board of Trade Building. The reason for the significant increase in general and administrative expenses is because the Company had no operations for the comparable period in 2000.

The Company had $3,663 in depreciation and amortization expense for the quarter ended March 31, 2001 and $0 for the comparable period in 2000.


Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's net working capital was $861,707 on March 31, 2001 compared to $314,299 at December 31, 2000. The increase in working capital was attributable to an increase in cash, marketable securities held by the Company and a decrease in a payable owed to the Company's former parent.

Cash flow provided by operating activities were $16,566 for the quarter ended March 31, 2001 and a negative $959 for the comparable period in 2000. The increase was due to net income produced by the operation of the Board of Trade Center.

Cash flow used by investing activities was $55,000 for the quarter ended March 31, 2001 and $0 for the comparable period in 2000. The increase was due to two short terms loans made during the quarter.

Cash flow generated from financing activities was $427,341 for the quarter ended

March 31, 2001 and $1,370 for the comparable period in 2000. The increase was due to a mortgage in the amount of $274,825 placed upon the Board of Trade Center and the issuance of securities for cash and other securities.

Expected Cash Requirements

On March 31, 2001 we had $431,615 in cash on hand. Our current monthly revenues from our office building during the first quarter of 2001 were approximately $36,153. Monthly expenses averaged $32,333. This created a net monthly profit of approximately $3,510. We believe that rental income will be sufficient to meet our cash requirements for operations for the next twelve months. With operations at the present level, it is estimated that we will have a net profit from building operations of $42,120 during the next twelve month period. However, the quarter ended March 31, 2001 is not believed to be indicative of net income that is expected for the remainder of the year. The Company expects expenses to decrease substantially as a result of a decrease in energy costs associated with the operation of the Board of Trade Center. An unexpected increase or decrease in rental income or operating costs could cause this estimate to vary. There can be no guarantee that operating costs will remain constant through the end of the year 2001.

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

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2001.




WICHITA DEVELOPMENT CORPORATION.



/s/ Richard Surber                     Date: May 11, 2001
-------------------------
Richard Surber
President and Director




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

MATERIAL CONTRACTS

10(i)      *      Stock Purchase Agreement dated January 12, 2001 between the
                  Company and Axia Group, Inc. (incorporated herein by reference from Exhibit No. 10(iii) of the Company's Form 10KSB for the period ended December 31, 2000).

10(ii)     *      Stock Purchase Agreement dated March 1, 2001 between the
                  Company and Axia Group, Inc.(incorporated herein by reference from Exhibit No. 10(iv) of the Company's Form 10KSB for the period ended December 31, 2000).



                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY