Form 10QSB
period 2001-06-30
WICHITA DEVELOPMENT CORP
filed 2001-07-23
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

                                Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 13, 2001 was 24,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Unaudited Balance Sheet as of June 30, 2001...................................4

Unaudited Statement of Operations for the three and six months ended June 30, 2001 and 2000..................................................6

Unaudited Statement of Cash Flows for the three and six months ended June 30, 2001 and 2000..................................................7

Notes to Condensed Financial Statements.......................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ................................11


                                     PART II

ITEM 5.  OTHER INFORMATION...................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES...................................................................15

INDEX TO EXHIBITS............................................................16












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                             Unaudited Balance Sheet
                                  June 30, 2001



                                                          June 30, 2001
                                                         ---------------
ASSETS

   Current Assets
      Cash                                               $      215,526
      Prepaid expenses                                            2,059
      Notes receivable                                          129,938
      Marketable securities - trading - Note 6                   73,658
                                                         --------------
          Total Current Assets                                  421,181

   Fixed Assets
      Property and equipment, net - Notes 1 & 4                 477,389
      Land                                                      100,000
                                                         --------------
          Total Fixed Assets                                    577,389

   Other Assets
      Other investments - restricted securities - Note 6        495,947
      Deferred income tax benefit                                 8,659
                                                         --------------
          Total Other Assets                                    504,606

TOTAL ASSETS                                             $    1,503,176
                                                         ==============







                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                             Unaudited Balance Sheet
                                   (continued)
                                  June 30, 2001


                                                        June 30, 2001
                                                       --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                 $        1,396
      Income taxes payable - Notes 1, 2 & 3                    56,983
      Current portion of Long-Term debt                         2,274
                                                       --------------
          Total Current Liabilities                            60,653

   Long Term Liabilities                                      274,293
       Less: Current portion                                   (2,274)
                                                       --------------
   Total Long Term Liabilities                                272,019

TOTAL LIABILITIES                                             332,672

STOCKHOLDERS' EQUITY
      Preferred stock - 5,000,000 shares authorized
         at $0.001 par, none issued and outstanding -
      Common stock - 200,000,000 shares authorized
       at $0.001  par;
       24,321,646 shares issued and outstanding                24,322
      Paid in capital                                         771,885
      Retained earnings                                       374,297
TOTAL STOCKHOLDERS' EQUITY                                  1,170,505
                                                       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    1,503,176
                                                       ==============




                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Operations
            for the three and six months ended June 30, 2001 and 2000


                                                            Three months ended    Six months ended
                                                                June 30,             June 30,
                                                        2000        2000         2001        2000
                                                  -------------- ----------- ------------ -----------
Rental revenues                                   $       70,844 $         0 $    179,304 $         0

General and administrative expenses                       67,098           -      165,026         959
                                                  -------------- ----------- ------------ -----------
          Net income from rental operations                3,746           -       14,278        (959)

Other income (expense)
   Interest income (expense)                              (4,633)          -        1,600           -
   Gain (loss) on sale of securities                           -           -       (3,991)          -
   Unrealized gain (loss) on securities                  (10,025)          -        8,494           -
                                                  -------------- ----------- ------------ -----------
          Total other income (expense)                   (14,658)          -        6,103           -
                                                  -------------- ----------- ------------ -----------
Income (loss) before tax                                 (10,912)          -       20,381        (959)

                                                  -------------- ----------- ------------ -----------
Provision for income taxes - Notes 1 & 3                  (4,825)          -        9,902           -
                                                  -------------- ----------- ------------ -----------

Net income (loss)                                 $       (6,087)$         0 $     10,479 $      (959)
                                                  ============== =========== ============ ===========

Net income (loss) per common share                $         0.00 $      0.00 $       0.00 $      0.00
                                                  ============== =========== ============ ===========

Weighted average shares outstanding                   24,321,646   1,042,822   22,116,367   1,042,822
                                                  ============== =========== ============ ===========




                 See accompanying notes to financial statements

                        WICHITA DEVELOPMENT CORPORATION
              (a development stage company until August 30, 2000)
                            Statements of Cash Flows
                       for the three and six months ended
                             June 30, 2001 and 2000

                                                                    Three months ended               Six months ended
                                                                         June 30,                        June 30,
Cash Flows from Operating Activities:                               2001            2000                 2001          2000
-------------------------------------
                                                              ----------------- -------------  --------------  ------------
Net Income (loss)                                             $          (6,087)  $         0  $       10,479  $       (959)
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                         3,663             -           7,326             -
    Decrease (increase) in prepaid expenses                               1,030             -          (2,059)            -
    Decrease (increase) in securities                                   (79,917)            -        (525,183)            -
    Increase (decrease) in accounts payable                                   -             -          (7,810)            -
    Increase (decrease) in income tax payable                            (4,825)            -           9,902             -
                                                              ----------------- -------------  --------------  ------------
       Net Cash Used in Operating  Activities                           (86,136)            -        (507,345)         (959)

Cash Flows from Investing Activities:
    Increase in notes receivable                                        (74,938)            -        (129,938)            -
    Purchase of land and building                                             -             -               -             -
                                                              ----------------- -------------  --------------  ------------
       Net Cash Provided by/(Used for) Investing Activities             (74,938)            -        (129,938)            -

Cash Flows from Financing Activities:
------------------------------------
    Increase (decrease) in notes payable                                   (532)            -         274,293             -
    Issued stock for securities                                               -             -         104,763             -
    Increase (decrease) in amount due to shareholder                    (54,483)            -        (154,321)        1,010
    Issued stock for debt settlement                                          -             -         147,591             -
    Issued stock for cash                                                     -             -               -           360
                                                              ----------------- -------------  --------------  ------------
        Net Cash Provided by/(Used for) Financing Activities            (55,015)            -         372,326         1,370

               Net Increase(decrease) in Cash                          (216,089)            -        (264,957)          411

Beginning Cash Balance                                                  431,615           411         480,483             -
                                                              ----------------- -------------  --------------  ------------

Ending Cash Balance                                           $         215,526   $       411  $      215,526  $        411
                                                              ================= =============  ==============  ============

Supplemental Disclosure Information:
  Cash paid during the period for interest                    $           7,535   $         0
  Cash paid during the period for income taxes                $               0   $         0

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                                  June 30, 2001

NOTE 1            Summary of Significant Accounting Policies
                  ------------------------------------------

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

         Statement of Cash Flows

         Cash is comprised of cash on hand or on deposit in banks and brokerage accounts. The Company had $215,526 and $411 at June 30, 2001 and 2000.

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

         Depreciation

         The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes and amounted to $12,211 and $0 for the years ended June 30, 2001 and 2000.


Asset                                                             Useful life
-----------------------------------------------------------------------------
Equipment and fixtures                                           5 to 7 years
Buildings                                                            39 years

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                                  June 30, 2001

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

         Marketable Securities - Trading

         The Company has classified its marketable securities as "trading" securities in accordance with SFAS No. 115. Trading securities are stated at fair value, with unrealized gains and losses reported as a separate portion of other income (expense) in the statements of operations. Marketable securities - trading at June 30, 2001 were valued at $73,658 and have been included in current assets.

         Revenue Recognition

         The Company recognizes rental revenue over the lease term as it becomes receivable in accordance with rental and lease agreements with third party tenants. Tenant recovery items, such as property taxes, are recorded as rental revenue as they become receivable in accordance with rental and lease agreements with third party tenants.

NOTE 2            Accounting for Income Taxes

          The Company has adopted SFAS No. 109, "Accounting for Income Taxes." For the quarter ended June 30, 2001, the Company incurred income tax credit of $4,825 as follows:


                Income tax payable                         June 30, 2001
------------------------------------------------------ ----------------------
Federal (35%) operations                               $                3,987
State (7.35%) operations, to Kansas                                       838
                                                       ----------------------
     Income tax credit                                 $                4,825
                                                       ======================

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                                  June 30, 2001


NOTE 3            Property and Equipment

         Property and equipment consist of the following:


                                    June 30,           June 30,
                                      2001               2000
                               ------------------ ------------------
Building                       $          489,600 $                0
Accumulated depreciation       $          (12,211)$                0
                               $          477,389 $                0
                               ================== ==================

NOTE 4            Marketable and Investment Securities

         The following is a summary of marketable and investment securities at June 30, 2001. Marketable securities are defined in SFAS No. 115 as securities with a readily determinable value. The company's investments in restricted securities, classified as "other investments", are presented for the shareholders benefit and are carried at cost.


MARKETABLE  - FREE TRADING SHARES
2,900 shares Airnet Communications (ANCC) @ 1.46          $            4,234
1,500 shares Oracle Systems (ORCL) @ 19.00                            28,500
78,700 shares AXIA Group, Inc (AXIA) @ .52                            40,924
                                                          ------------------
                      Total Marketable Securities         $           73,658

OTHER INVESTMENTS - RESTRICTED SHARES
667,651 restricted shares of AXIA Group, Inc. @ .625531   $          417,636
28,800 shares of Health Watch @ .6875                                 19,800
Receivable of Rollerball International shares                         44,082
153,827 shares of Twin Faces East @ .094                              14,429
                                                          ------------------
              Total Other Investments - restricted stock  $          495,947

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

Results of Operations

The Company recorded $70,844 and $0 in rental revenues for the quarters ended June 30, 2001 and 2000, respectively. All rental revenues are attributable to its Board of Trade Center. The Company had no operations in the first two quarters of 2000. Rental revenues for the six month periods ended June 30, 2001 and June 30, 2000 were $179,304 and $0, respectively.

Income / Losses

Net loss for the quarter ended June 30, 2001, was $6,087 compared to a net loss of $959 for the quarter ended June 30, 2000. Net income for the six months ended June 30, 2001, was $10,479 compared to a net loss of $959 for the six months ended June 30, 2000. The $10,479 in net income was attributable to the commencement of operations which began during the year 2000. The $6,087 June quarter loss resulted from tenancy fluctuations, decline in investment income, and consulting fees. The reason for the significant change in net income is because the Company had no operations for the comparable period in 2000.

Expenses

General and administrative expenses for the quarter ended June 30, 2001, were $67,098 compared to $0 for the comparable period in 2000. General and administrative expenses for the six months ended June 30, 2001, were $165,026 compared to $959 for the comparable period in 2000. The increase in general and administrative expenses resulted from operation of the Board of Trade Center. The reason for the significant increase in general and administrative expenses is because the Company had no operations for the comparable period in 2000.

The Company had $3,663 in depreciation and amortization expense for the quarter ended June 30, 2001 and $0 for the comparable period in 2000. Depreciation for the six months ended June 30, 2001, was $7,326 and $0 for the comparable six months in 2000.


Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's net working capital was $360,528 on June 30, 2001, compared to $314,299 at December 31, 2000. The increase in working capital was attributable to a shift in investments from marketable securities to investments in restricted stock classified as non-current assets.

Cash flow used in operating activities were $86,136 for the quarter ended June 30, 2001, and $959 for the comparable period in 2000. The increase was due to an increase in marketable securities as well as items caused by the operation of the Board of Trade Center. Cash flow used in operating activities were $507,345 for the six months ended June 30, 2001, and $959 for the comparable period in 2000.

Cash flow used by investing activities was $74,938 for the quarter ended June 30, 2001 and $0 for the comparable period in 2000. The increase was due to two short terms loans made during the quarter. Cash flow used by investing activities was $129,938 for the six months ended June 30, 2001 and $0 for the comparable period in 2000.

Cash flow used by financing activities was $55,015 for the quarter ended June 30, 2001, and $0 for the comparable period in 2000. The increase was due to a payoff of amounts due to shareholders of $54,483 coupled with payments on the mortgage on the Board of Trade Center of $532 in principal.
 Cash flow generated from financing activities was $372,326 for the six months ended June 30, 2001, and $1,370 for the comparable period in 2000.

Expected Cash Requirements

On June 30, 2001, the Company had $215,526 in cash on hand. Current monthly revenues from the office building during the first two quarters of 2001 were approximately $29,884. Monthly expenses averaged $27,504. This created a net monthly operating profit of approximately $2,380. We believe that rental income will be sufficient to meet our cash requirements for operations for the next twelve months. With operations at the present level, it is estimated that the Company will have a net profit from building operations of $28,560 during the next twelve month period. The Company expects expenses to decrease substantially as a result of a decrease in energy costs associated with the operation of the Board of Trade Center. An unexpected increase or decrease in rental income or operating costs could cause this estimate to vary. There can be no guarantee that operating costs will remain constant through the end of the year 2001.

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

                                     PART II

ITEM 5.           OTHER INFORMATION

Pursuant to a written contract dated April 27, 2001, the Company purchased 90,990 restricted shares of common stock of Axia Group, Inc. (OTCBB: "AXIA") for a cash price of $25,000 ($0.275 per share) pursuant to a written contract wherein the Company had agreed to purchase shares at a 25% discount from the trading price of Axia shares on the closing date. Richard D. Surber, the Company's president is also the president and a director of Axia Group, Inc.

On April 27, 2001, the Company loaned Fifty Thousand Dollars ($50,000) to Salt Lake Development, Inc. at an annual interest rate of ten percent (10%). The loan is evidenced by a promissory note and secured by a deed of trust on property located at 268 West 400 South in Salt Lake City, Utah. The Note calls for monthly payments of $478.52 per month with a balloon payment of remaining principal and interest due on or before April 30, 2003. Salt Lake Development, Inc. is a subsidiary of Axia Group, Inc. Richard D. Surber, the Company's president is also the president and a director of both Axia Group, Inc. and Salt Lake Development, Inc.

On June 5, 2001, the Company loaned Fifty Thousand Dollars ($50,000) to Axia Group, Inc. at an annual interest rate of ten percent (10%). The loan is evidenced by a promissory note and secured by one million (1,000,000) shares of common stock of eLocity Networks Corp. (OTCBB: "ELOC"). The Note calls for a single payment of principal and interest due on or before September 5, 2001. Richard D. Surber, the Company's president is also the president and a director of Axia Group, Inc.


Pursuant to a written contract dated June 5, 2001, the Company purchased 121,212 restricted shares of common stock of Axia Group, Inc. (OTCBB: "AXIA") for a cash price of $50,000 ($0.4125 per share) pursuant to a written contract wherein the Company had agreed to purchase shares at a 25% discount from the trading price of Axia shares on the closing date. Richard D. Surber, the Company's president is also the president and a director of Axia Group, Inc.

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






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of July, 2001.




WICHITA DEVELOPMENT CORPORATION.



/s/ Richard Surber                                      Date: July 13, 2001
------------------------------
Richard Surber
President and Director

















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

MATERIAL CONTRACTS

10(i)       17      Stock Purchase Agreement dated April 27, 2001 between the
                    Company and Axia Group, Inc. for the purchase of 90,990 shares of restricted Axia stock for cash.

10(ii)      20      Promissory note dated April 27, 2001, with Salt Lake
                    Development Corporation for $50,000.

10(iii)     22      Promissory note dated June 5, 2001, between Axia Group, Inc and Wichita Development Corp for repayment to Wichita of $50,000.

10(iv)      24      Stock Purchase Agreement dated June 5, 2001, between the
                    Company and Axia Group, Inc. for the purchase of 121,212 shares of restricted Axia stock for cash.


                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY

Exhibit 10 (iii)

                            STOCK PURCHASE AGREEMENT

             THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 27th day of April, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals

             Axia desires to sell and transfer restricted shares of the common stock of Axia to WDC at a 25% discount from the stock's final price on the day of closing and WDC desires to purchase and acquire restricted shares of the common stock of Axia, par value $0.001 per share at a 25% from the stock's final price on the day of closing (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Twenty Five Thousand dollars ($25,000).

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

2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Twenty Five Thousand dollars ($25,000), representing a purchase price equal to a
     25% discount from the stock's final price on the date of closing hereof.

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


             IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Axia Group, Inc.                                Wichita Development Corporation

/s/  Gerald Einhorn                               /s/ Richard Surber
---------------------------------               --------------------------------
 Gerald Einhorn, Vice-President                  Richard Surber, President

Exhibit 10(iv)

$50,000                                                   Dated: April 27, 2001

                                                  PROMISSORY NOTE

     FOR VALUE RECEIVED, Salt Lake Development, Inc. ("Maker"), promises to pay to Wichita Development Corporation, a Nevada corporation ("Holder"), or order, Fifty Thousand Dollars ($50,000).

          1. Payments. The principal and interest on the obligation represented hereby shall be repaid in installments of $478.52 on the last day of each month, commencing May 31, 2001, with the entire unpaid principal paid in full on or before April 30, 2003.

          2. Interest. The obligation shall bear simple interest which shall be at the rate of 10% per annum, payable on the last day of each month, commencing May 31, 2001, with the entire unpaid interest payable on or before April 30, 2003.

          3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder at 268 West 400 South, suite 300, Salt Lake City, Utah 8410, or order.

          4. Prepayment. Advance payment or payments may be made on the principal, without penalty or forfeiture. There shall be no penalty for any prepayment.

          5. Default. Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

                      (a) Default in the payment of the principal and interest
             of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to Maker.

                      (b) Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

                      (c) An order shall be entered pursuant to any act of
             Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving an involuntary petition seeking reorganization of the Maker, or an order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of the property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

          6. Attorneys' Fees. If this Note is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorneys' fees, costs, and other expenses incurred by Holder in so doing.

          7. Construction. This Note shall be governed by and construed in accordance with the laws of the State of Utah.

          8. Security. This Note is secured by a Deed of Trust on the property located at 268 West 400 South, Salt Lake City, Utah 84101, as set forth in the Deed of Trust granted by Maker with Holder as the named beneficiary therein.


                         Salt Lake Development, Inc.


                         By   /s/ Richard Surber
                            ---------------------------------

                         Title   President
                               ------------------------------

Exhibit 10 (v)

$50,000                                                     Dated: June 5, 2001

                                 PROMISSORY NOTE

         FOR VALUE RECEIVED, Axia Group, Inc. ("Maker"), promises to pay to Wichita Development Corporation, a Nevada corporation ("Holder"), or order, Fifty Thousand Dollars ($50,000).

          1. Payments. The principal and interest on the obligation represented hereby shall be repaid in full on or before September 5, 2001.

          2. Interest. The obligation shall bear simple interest which shall be at the rate of 10% per annum, payable on the last day of each month, commencing June 30, 2001, with the entire unpaid interest payable on or before September 5, 2001.

          3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder at 268 West 400 South, suite 300, Salt Lake City, Utah 84101, or order.

          4. Prepayment. Advance payment or payments may be made on the principal, without penalty or forfeiture. There shall be no penalty for any prepayment.

          5. Default. Upon the occurrence or during the continuance of any one or more of the events hereinafter enumerated, Holder or the holder of this Note may forthwith or at any time thereafter during the continuance of any such event, by notice in writing to the Maker, declare the unpaid balance of the principal and interest on the Note to be immediately due and payable, and the principal and interest shall become and shall be immediately due and payable without presentation, demand, protest, notice of protest, or other notice of dishonor, all of which are hereby expressly waived by Maker, such events being as follows:

               (a) Default in the payment of the principal and interest of this Note or any portion thereof when the same shall become due and payable, whether at maturity as herein expressed, by acceleration, or otherwise, unless cured within five (5) days after notice thereof by Holder or the holder of such Note to Maker.

               (b) Maker shall file a voluntary petition in bankruptcy or a voluntary petition seeking reorganization, or shall file an answer admitting the jurisdiction of the court and any material allegations of an involuntary petition filed pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof, or shall be adjudicated bankrupt, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of any receiver or trustee for Maker, or of all or any substantial portion of its property, or Maker shall make an assignment to an agent authorized to liquidate any substantial part of its assets; or

               (c) An order shall be entered pursuant to any act of Congress relating to bankruptcy or to any act purporting to be amendatory thereof approving an involuntary petition seeking reorganization of the Maker, or an order of any court shall be entered appointing any receiver or trustee of or for Maker, or any receiver of trustee of all or any substantial portion of the property of Maker, or a writ or warrant of attachment or any similar process shall be issued by any court against all or any substantial portion of the property of Maker, and such order approving a petition seeking reorganization or appointing a receiver or trustee is not vacated or stayed, or such writ, warrant of attachment, or similar process is not released or bonded within 60 days after its entry or levy.

          6. Attorneys' Fees. If this Note is placed with an attorney for collection, or if suit be instituted for collection, or if any other remedy permitted by law is pursued by Holder, because of any default in the terms and conditions herein, then in such event, the undersigned agrees to pay reasonable attorneys' fees, costs, and other expenses incurred by Holder in so doing.

          7. Construction. This Note shall be governed by and construed in accordance with the laws of the State of Utah.

          8. Security. This Note is secured by One Million (1,000,000) shares of the common stock of eLocity Networks Corp. fka Chattown.com Network Inc. presently held in the name of Maker and as may be set forth in a Security Agreement by Maker with Holder as the named beneficiary therein.

                            Axia Group, Inc.


                            By    /s/ Gerald Einhorn
                               --------------------------

                            Title   Secretary & Director
                                  -----------------------

                            STOCK PURCHASE AGREEMENT

         THIS STOCK PURCHASE AGREEMENT ("Agreement") is executed this 5th day of June, 2001 by and between Axia Group, Inc., a Nevada corporation ("Axia"), and Wichita Development Corporation, a Nevada corporation ("WDC").

                                    Recitals

         Axia desires to sell and transfer restricted shares of the common stock of Axia to WDC at a 25% discount from the stock's final price on the day of closing and WDC desires to purchase and acquire restricted shares of the common stock of Axia, par value $0.001 per share at a 25% discount from the stock's final price on the day of closing (the "Shares"), in a private non-registered transaction in exchange for a cash payment of Fifty Thousand dollars ($50,000).

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

2. Purchase Price. As consideration for the Shares, WDC shall pay to Axia the sum of Fifty Thousand dollars ($50,000), representing a purchase price equal to a 25% discount from the stock's final price on the date of closing hereof.

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


         IN WITNESS WHEREOF, the parties have executed this Stock Purchase Agreement as of the day and year first appearing herein.



Axia Group, Inc.                            Wichita Development Corporation


s/ Gerald Einhorn                            s/ Richard Surber
-------------------------                   -----------------------------------
 Gerald Einhorn, Vice-President              Richard Surber, President