Form 10QSB
period 2001-09-30
WICHITA DEVELOPMENT CORP
filed 2001-11-13
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
               (Address of principal executive office) (Zip Code)


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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 9, 2001 was 24,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

Unaudited Balance Sheet as of September 30, 2001..............................4

Unaudited Statement of Operations for the three and
nine months ended September 30, 2001 and 2000.................................6

Unaudited Statement of Cash Flows for the nine months
ended September 30, 2001 and 2000.............................................7

Notes to Condensed Financial Statements.......................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ...............................11


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

SIGNATURES...................................................................15

INDEX TO EXHIBITS............................................................16












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                             Unaudited Balance Sheet
                               September 30, 2001



                                                                September 30,
                                                                    2001
                                                           --------------------
ASSETS

   Current Assets
      Cash                                                 $            188,280
      Prepaid expenses                                                    1,030
      Notes receivable                                                  146,724
      Marketable securities - trading - Note 3                           53,973
                                                           --------------------
          Total Current Assets                                          390,007

   Fixed Assets
      Property and equipment, net - Notes 1 & 2                         473,726
      Land                                                              100,000
                                                           --------------------
          Total Fixed Assets                                            573,726

   Other Assets
      Other investments - restricted securities - Note 3                481,519
                                                           --------------------
          Total Other Assets                                            481,519

TOTAL ASSETS                                                         $1,445,252
                                                                     ==========
                                                           ====================







                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                             Unaudited Balance Sheet
                                   (continued)
                               September 30, 2001


                                                              September 30,
                                                                   2001
                                                          --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                    $              2,353
      Income taxes payable                                              27,259
      Current portion of Long-Term debt                                  2,337
                                                          --------------------
          Total Current Liabilities                                     31,949
                                                          --------------------

   Long Term Liabilities                                               273,926
       Less: Current portion                                            (2,337)
                                                          --------------------
   Total Long Term Liabilities                                         271,589
                                                          --------------------

TOTAL LIABILITIES                                                      303,538
                                                          --------------------

STOCKHOLDERS' EQUITY
       Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding - Common stock - 200,000,000 shares authorized at $0.001 par;
           24,321,646 shares issued and outstanding                     24,322
      Paid in capital                                                  771,885
      Retained earnings                                                345,507
TOTAL STOCKHOLDERS' EQUITY                                            1,141,714
                                                          ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $           1,445,252
                                                          =           =========
                                                          =====================




                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Operations
         for the three and nine months ended September 30, 2001 and 2000


                                                           Three months ended                  Nine months ended
                                                              September 30,                      September 30,
                                                                 2001              2000             2001           2000
                                                  ------------------- ----------------- ---------------- --------------
Rental revenues                                   $            71,842 $          27,264 $        251,146 $       27,264

General and administrative expenses                            67,735            27,395          232,760         28,354
                                                  ------------------- ----------------- ---------------- --------------
          Net income from rental operations                     4,107              (131)          18,386         (1,090)

Other income (expense)
   Interest income (expense)                                   (6,136)                -           (4,537)             -
   Gain (loss) on sale of securities                                -                 -           (3,991)             -
   Unrealized gain (loss) on securities                       (47,827)                -          (39,333)             -
                                                  ------------------- ----------------- ---------------- --------------
          Total other income (expense)                        (53,963)                -          (47,861)             -
                                                  ------------------- ----------------- ---------------- --------------
Income (loss) before tax                                      (49,856)             (131)         (29,475)        (1,090)

Benefit for income taxes                                       21,065                 -           11,163              -
                                                  ------------------- ----------------- ---------------- --------------

Net income (loss)                                 $          (28,791) $           (131) $       (18,312) $      (1,090)
                                                  =================== ================= ================ ==============

Net income (loss) per common share                $         0.00      $        0.00     $      0.00      $     0.00
                                                  =================== ================= ================ ==============

Weighted average shares outstanding                        24,322,000         8,147,000       23,400,000      4,077,000
                                                  =================== ================= ================ ==============



                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30, 2000)
                            Statements of Cash Flows
                            for the nine months ended
                           September 30, 2001 and 2000

                                                                                      Nine months ended
                                                                                        September 30,
Cash Flows from Operating Activities:                                          2001                       2000
-------------------------------------
                                                                       --------------------       ---------------------
Net Income (loss)                                                      $            (18,312)      $              (1,090)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                    10,990                       1,221
    Decrease in accounts receivable                                                       -                         360
    Decrease (increase) in prepaid expenses                                          (1,030)                          -
    Decrease (increase) in securities                                              (386,306)                          -
    Increase (decrease) in accounts payable                                          (6,853)                      9,319
    Increase (decrease) in income tax payable                                       (11,163)                      7,776
    Stock issued for services                                                             -                       1,500
                                                                       --------------------       ---------------------
       Net Cash Used in Operating  Activities                                      (412,674)                     19,086

Cash Flows from Investing Activities:
    Decrease (increase) in notes receivable                                        (146,725)                          -
    Purchase of land and building                                                         -                    (538,370)
                                                                       --------------------       ---------------------
       Net Cash Provided by/(Used for) Investing Activities                        (146,725)                   (538,370)

Cash Flows from Financing Activities:
    Increase (decrease) in notes payable                                            273,926                           -
    Increase (decrease) in amount due to shareholder                                 (6,730)                          -
    Common stock bought back for cash                                                     -                      (5,000)
    Issued stock for cash                                                                 -                     540,553
                                                                       --------------------       ---------------------
        Net Cash Provided by/(Used for) Financing Activities                        267,196                     535,553

Net Increase(decrease) in Cash                                                     (292,203)                     16,260

Beginning Cash Balance                                                              480,483                           -
                                                                       --------------------       ---------------------

Ending Cash Balance                                                    $            188,280       $              16,260
                                                                       ====================       =====================

Supplemental Disclosure Information:
  Cash paid during the period for interest                             $             17,567       $                   0
  Cash paid during the period for income taxes                         $                  0       $                   0

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                     Notes to Unaudited Financial Statements
                               September 30, 2001

               NOTE 1 Summary of Significant Accounting Policies
                   ------------------------------------------

           Nature of Operations

           The Company incorporated under the laws of the State of Nevada on February 15, 1996 with the name "Cyberbotanical, Inc." with authorized common stock of 20,000,000 shares at $0.001 par value, and authorized preferred stock of 5,000,000 shares at $0.001 par value. The Company was in the development stage until August 30, 2000 at which time it issued 18,400,000 shares of common stock to Kelly's Coffee Group, Inc. (Kelly's) for $540,553 and purchased a seven story building in Wichita, Kansas, known as the Board of Trade Center. As a result of this transaction, the Company became a majority owned subsidiary of Kelly's. On October 12, 2000, the Company changed its name to Wichita Development Corporation and increased its authorized common stock to 200,000,000 shares. No change was made to the par value or to preferred stock authorization. In January of 2001, the Company was divested from its parent through a registered spin-off to the parent shareholders. The Company currently operates the Board of Trade Center building to produce rental income.

           Statement of Cash Flows

           Cash is comprised of cash on hand or on deposit in banks. The Company had $188,280 and $16,260 at September 30, 2001 and 2000.

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

           Depreciation

           The Company's property and equipment is depreciated using the straight-line method over the useful lives shown below for financial reporting purposes and amounted to $10,990 and $1,221 for the nine month periods ended September 30, 2001 and 2000.


Asset                                                     Useful life
------------------------------------ --------------------------------
Equipment and fixtures                                   5 to 7 years
Buildings                                                    39 years

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                 Notes to Unaudited Financial Statements (cont.)
                               September 30, 2001

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

           Marketable Securities - Trading

           The Company has classified its marketable securities as "trading" securities in accordance with SFAS No. 115. Trading securities are stated at fair value, with unrealized gains and losses reported as a separate portion of other income (expense) in the statements of operations. Marketable securities - trading at September 30, 2001 were valued at $53,973 and have been included in current assets.

           Revenue Recognition

           The Company recognizes rental revenue over the lease term as it becomes receivable in accordance with rental and lease agreements with third party tenants. Tenant recovery items, such as property taxes, are recorded as rental revenue as they become receivable in accordance with rental and lease agreements with third party tenants.

NOTE 2     Property and Equipment

           Property and equipment consist of the following:

                                                     September 30,         September 30,
                                                          2001                 2000
                                                  --------------------  --------------------
Building                                          $            489,600  $            489,600
Accumulated depreciation                          $            (15,874) $             (1,221)
                                                  $            473,726  $            488,379
                                                  ====================  ====================

NOTE 3     Marketable and Investment Securities

           The following is a summary of marketable and investment securities at September 30, 2001. Marketable securities are defined in SFAS No. 115 as securities with a readily determinable value. The company's investments in restricted securities, classified as "other investments", are presented for the shareholders benefit and are carried at cost.

                         WICHITA DEVELOPMENT CORPORATION
               (a development stage company until August 30,2000)
                 Notes to Unaudited Financial Statements (cont.)
                               September 30, 2001


MARKETABLE  - FREE TRADING SHARES
2,900 shares Airnet Communications (ANCC) @ .15             $              435
1,500 shares Oracle Systems (ORCL) @ 12.58                              18,870
83,700 shares AXIA Group, Inc (AXIA) @ .26                              21,762
153,827 shares of Twin Faces East (TFAC) @ .01                           1,692
Equitrade Money Market Fund 9,665.79 shares @ 1.00                       9,667
Dreyfus Money Market Fund 1,546.50 shares @ 1.00                         1,547
                                                            ------------------
                      Total Marketable Securities           $           53,973

OTHER INVESTMENTS - RESTRICTED SHARES
667,651 restricted shares of AXIA Group, Inc. @ .625531     $          417,636
28,800 shares of Health Watch @ .6875                                   19,800
Receivable of Rollerball International shares                           44,082
                                                            ------------------
              Total Other Investments - restricted stock    $          481,518

NOTE 4               Subsequent Events

           On October 17, 2001 the Company purchased 18,100,000 shares of restricted stock of Kearns Development Corporation, a majority owned subsidiary of Axia Group, Inc. in exchange for issuing 80,000,000 shares of common stock to Axia Group, Inc. The effect of the transaction makes Kearns Development an 85.6% owned subsidiary of the Company and in turn the Company becomes an 80%+ owned subsidiary of Axia Group, Inc when the newly issued shares are combined with the shares already owned by Axia and its subsidiaries. The transaction was approved by the Board of Directors in a special meeting held on October 17, 2001. A subsequent 8K was filed with the SEC describing the event on October 19, 2001.

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

Results of Operations

The Company recorded $71,842 and $27,264 in rental revenues for the quarters ended September 30, 2001 and 2000, respectively. All rental revenues are attributable to its Board of Trade Center. The Company had no operations in the first two quarters of 2000 and only one month of operations in the third quarter of 2000. Rental revenues for the nine month periods ended September 30, 2001 and September 30, 2000 were $251,146 and $27,264, respectively.

Income / Losses

Net loss for the quarter ended September 30, 2001, was $28,791 compared to a net loss of $131 for the quarter ended September 30, 2000. Net loss for the nine months ended September 30, 2001, was $18,312 compared to $1,090 for the nine months ended September 30, 2000. The $18,312 in net loss shown was attributable to $4,107 in operating income coupled with unrealized losses in marketable securities of $47,827 and tax benefits of the loss of $21,065. The reason for the significant change in net income is because of the increase in the number of months during the periods covered in which operations existed. In 2001, the Company had nine months of operations from the building through September 30, and in 2000, the Company only had one month of operations through September 30.

Expenses

General and administrative expenses for the quarter ended September 30, 2001, were $67,735 compared to $27,395 for the comparable period in 2000. General and administrative expenses for the nine months ended September 30, 2001, were $232,760 compared to $28,354 for the comparable period in 2000. The reason for the significant increase in general and administrative expenses is because the Company had only one month of operations for the comparable period in 2000, in contrast to nine months of operations in 2001.

The Company had $3,663 in depreciation and amortization expense for the quarter ended September 30, 2001 and $1,221 for the comparable period in 2000. Depreciation for the nine months ended September 30, 2001, was $10,990 and $1,221 for the comparable nine months in 2000.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's net working capital was $358,058 on September 30, 2001, compared to $314,299 at December 31, 2000. The increase in working capital was attributable to a shift in investments from restricted stock classified as non-current assets to marketable securities classified as current investments, in addition to a reduction in current liabilities.

Cash flow used in operating activities was $412,674 for the nine months ended September 30, 2001, and cash flow provided by operating activities was $19,086 for the comparable period in 2000. The change was due in large part to $386,306 increase in marketable securities available for sale.

Cash flow used by investing activities was $146,725 for the nine months ended September 30, 2001 and $538,380 for the comparable period in 2000. During the nine months ended September 30, 2001, the Company issued $146,725 in short term loans to various entities and in the comparable period in 2000, the Company purchased the Board of Trade building in Wichita, Kansas.

Cash flow generated from financing activities was $267,196 for the nine months ended September 30, 2001, and $535,553 for the comparable period in 2000. During the nine month periods ended September 30, the Company obtained a mortgage for $275,000 in 2001, and raised capital of $540,554 in 2000 for the purchase of the building.

Expected Cash Requirements

On September 30, 2001, the Company had $188,280 in cash on hand. Current monthly revenues from the office building during the first three quarters of 2001 averaged approximately $27,905. Monthly expenses averaged $25,862. This created a net monthly average operating profit of approximately $2,043. We believe that rental income will be sufficient to meet our cash requirements for operations for the next twelve months. With operations at the present level, it is estimated that the Company will have a net profit from building operations of $24,516 during the next twelve month period. The Company expects expenses to decrease substantially as a result of a decrease in energy costs associated with the operation of the Board of Trade Center. An unexpected increase or decrease in rental income or operating costs could cause this estimate to vary. There can be no guarantee that operating costs will remain constant through the end of the year 2001.

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

Expected Purchase or Sale of Plant and Equipment

We have no current plan for the purchase of any specific additional plant or equipment. However, we are investigating the feasibility of purchasing additional commercial real estate. We are using the services of a licensed real estate broker in the Wichita area, as well as the Salt Lake City area, to suggest potential properties for our consideration. We have investigated a number of potential properties and are continuing to consider the purchase of additional office properties.

Expected Changes in Number of Employees

We currently have one part-time employee, Edward T. Wells. The Trade Center Building is currently managed by a resident property management company. We do not expect to hire any additional employees in the coming twelve month period.

                                     PART II

ITEM 5.    OTHER INFORMATION

On October 1, 2001, Mel S. Martin and Edward T. Wells accepted appointment as directors of the Corporation. On October 5, 2001, Jim Dendy accepted appointment as a director of the Corporation. On October 12, 2001, the Board of Directors appointed Edward T. Wells to serve as CEO of the Company and Mel S. Martin to serve as Corporate Secretary.

On October 17, 2001, the Company purchased 18,100,000 shares of restricted stock of Kearns Development Corporation, a majority owned subsidiary of Axia Group, Inc.(AXIA) in exchange for issuing 80,000,000 shares of common stock to Axia Group, Inc. The effect of the transaction makes Kearns Development an 85.6% owned subsidiary of the Company and in turn the Company becomes an 80%+ owned subsidiary of Axia Group, Inc, when the newly issued shares are combined with the shares already owned by Axia and its subsidiaries. The transaction was approved by the Board of Directors in a special meeting held on October 17, 2001. A Form 8K (with attached copies of the agreements) was filed with the SEC describing the event on October 19, 2001.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. Three reports on Form 8-K were filed during the period covered by this Form 10-QSB.

           (1) On September 18, 2001, the Company filed a Form 8K disclosing the resignation of Mantyla McReynolds as independent auditors for the Company.

           (2) On October 18, 2001, the Company filed a Form 8K disclosing the retention of Tanner and Company as the Company's new independent auditors.

           (3) On October 19, 2001, the Company filed a Form 8K disclosing the purchase of Kearns Development Corporation and issuance of 80,000,000 shares to Axia Group, Inc., which effectively makes the Company an 80+% owned subsidiary of Axia Group, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2001.




WICHITA DEVELOPMENT CORPORATION.



/s/ Edward T. Wells                Date: November 12, 2001
-----------------------------
Edward T. Wells
President and Director

















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

10(i)       *    Stock purchase agreement between Wichita Development
                 Corporation and Axia Group, Inc. for the purchase of 85.6% of Kearns Development Corporation's common stock (a subsidiary of Axia Group, Inc.) in exchange for 80,000,000 newly issued shares of Wichita common stock. (Incorporated by reference from Exhibit 10(i) from Form 8-K as filed with the Securities and Exchange Commission on October 19, 2001)


* Incorporated by reference from previous filings with the Securities and Exchange Commission as noted.








                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY