Form 10KSB
period 2001-12-31
WICHITA DEVELOPMENT CORP
filed 2002-04-08
CIK 1016069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______________ to_______________.

         Commission file number:000-29383
                                ---------

                         WICHITA DEVELOPMENT CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Nevada                             88-0356200
               -------                             ----------
      (State or Other Jurisdiction of            (I.R.S. Employer
      Incorporation or Organization)             Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
        Title of Each Class         Name of each Exchange on Which Registered
        -------------------         -----------------------------------------
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

The issuer's total consolidated revenues for the year ended December 31, 2001 were $351,882.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $333,996 based on the average closing bid and asked prices for the Common Stock on March 6, 2002.

As of March 26, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 104,321,646

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


     Item 1.    Description of Business........................................2

     Item 2.    Description of Property........................................4

     Item 3.    Legal Proceedings..............................................8

     Item 4.    Submission of Matters to a Vote of Security-Holders............8


                                     PART II

     Item 5.    Market for Common Equity and Related Stockholder Matters.......8

     Item 6.    Management's Discussion and Analysis or Plan of Operation.....10

     Item 7.    Financial Statements..........................................12

     Item 8.    Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure...........................13

                                    PART III

     Item 9.    Directors and Executive Officers..............................14

     Item 10.   Executive Compensation........................................15

     Item 11.   Security Ownership of Certain Beneficial Owners
                and Management................................................16

     Item 12.   Certain Relationships and Related Transactions................17

     Item 13.   Exhibits, List and Reports on Form 8-K........................18

                      Signatures..............................................20

                      Index to Exhibits.......................................21

ITEM 1.       DESCRIPTION OF BUSINESS

General

Wichita Development Corporation was formed as a Nevada corporation under the name "Cyberbotanical, Inc." on February 15, 1996. The Company had no significant operations until August of 2000, when the Company's management decided to become involved in the business of operating and investing in real estate. The plan was to acquire a piece of commercial real estate based on which the Company could develop a real estate investment strategy. Subsequent to reviewing prospective acquisitions from around the country, the Company identified a commercial office building located in downtown Wichita, Kansas as a possible business opportunity. The Company purchased the property known as the Board of Trade Center ("Trade Center Building") on August 30, 2000. On October 12, 2000, the Company changed its name from Cyberbotanical, Inc. to Wichita Development Corporation.

Trade Center Building

The Trade Center Building is a 48,800 square foot, seven story office building located in the central business district of Wichita, Kansas, which encloses 48,541 square feet of rentable space. Occupancy rates at the building were approximately 83% at December 31, 2001. Two Major tenants have notified management of their intention to vacate their space in the spring to early summer of 2002. With the loss of these two tenants, occupancy will be at approximately 49%. The building's rent averages approximately $8.00 a square foot by the current tenants, which includes the prior owners of the building. The property is considered class "B" space. The Trade Center Building is 79 years old.

The Company's decision to purchase the Trade Center Building was influenced by the relatively consistent occupancy rate, the cost of new construction in the area, and the City of Wichita's efforts to revitalize the downtown area.

The City of Wichita has experienced a significant expansion of available commercial office space over the past five to ten years. The trend has been towards building new space outside of the downtown area. Despite this trend, the overall vacancy rate for class "B" office space has decreased since 1998. The average vacancy rates for class "B" space was 22% in 1998, was approximately 18% in 1999, and approximately 13% in 2000. However, vacancy rates for class "A" and class "C" space has increased since 1998. Overall, the vacancy rate in the downtown area has risen from approximately 19% in 1998 and 1999 to Approximately 22% in 2000. The Trade Center Building currently has a 51% vacancy rate, considerably above the average for Class B space. This is due to the current loss of two major tenants. The Company is working to re-rent this space. The Company believes that the consistency in occupancy of Class B space overall in the downtown area will enable it to re-rent some or all of this space.

We are aware that new office space is being built in suburban areas of Wichita. These newer buildings continue to draw tenants from office space located in downtown Wichita. The continued development of suburban office space is expected to provide continued competition for tenants. However, we believe that the Company will be able to maintain a competitive niche in the downtown Wichita area as a lower priced alternative to the newer constructed space. New office space built in the Wichita area costs approximately $100 per square foot. Our cost for the Trade Center Building was roughly $12.15 per square foot. The result being that comparable office space in the downtown area leases for significantly less than space in the newer suburban developments.

The City of Wichita has been involved in an aggressive redevelopment effort to revitalize Wichita's downtown business area. The City recently finished a major renovation of Douglas Street, the city's main thoroughfare in the downtown area. The "Old Town" area has been extensively renovated with restaurants, clubs, shops, and a farm and art market. The City is actively working to save historic structures and reinvigorate the downtown area. Public and private funds spent since 1990 in redevelopment efforts are approaching the 1/2 billion dollar mark, including the sixty million dollar Exploration Place Science Center, which opened in 1999. We believe that the City's commitment to redevelopment will contribute to the continued viability of the downtown area, which will encourage tenants to move into and remain in office space located downtown.

Kearns Development Corporation

On October 17, 2001, the Company entered into a Stock Purchase Agreement with Axia Group, Inc. wherein the Company agreed to purchase from Axia Group, Inc., a Nevada corporation, approximately 85.6% of the issued and outstanding shares of Kearns Development Corporation ("Kearns"), a Nevada corporation which owns real estate consisting of a fully rented office building located in Salt Lake County, Utah. The Company received 18,100,000 shares of Kearns common stock in exchange for 80,000,000 shares of the Company's common stock.

Kearns owns an office building located in Salt Lake County, Utah. The Kearns building is an 11,709 square foot, single story office building located in a south-western suburb of Salt Lake City, Utah. The property is considered class "B" space. The occupancy rate is currently 100%. The building's rent averages approximately $11.44 a square foot by the current tenants. As of June 1, 2001, Kearns had three leases in place. The first lease is with the Deseret Mutual Benefit Administrators, an insurance provider that occupies approximately 4,000 square feet (34%) of the building. The lease currently provides for monthly payments of $3,425 a month with annual increases of four percent (4%). The Deseret lease expires on September 30, 2003. The second lease is with the State of Utah Courts Administrator, a probation oversight office that occupies approximately 3,500 square feet (30%) of the building. The lease is paid on an annual basis that currently equates to a monthly rate of $3,744. The State of Utah lease expires on September 30, 2003. The third lease is with the Salt Lake Community Action Program, which occupies approximately 3,920 square feet (33.5%) of the building. The lease is for a term of three years beginning on June 1, 2001, and ending on May 31, 2004, with the monthly rents for 2001 set at $3,335, monthly rents for 2002 at $3,468, and 2003 at $3,607.

On November 1, 1999, Kearns entered into a three year lease agreement, with an option to purchase, on an identical single story office building at the same location as the building presently owned by Kearns. The terms of this lease and option agreement entitle Kearns to lease this second building for a three-year period with the option to purchase though October 31, 2002. The purchase price for the second building is $650,000 if closed before October 1, 2002.

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

Employees

As of December 31, 2001, the Company had no full time employees and one part time employee. The Company employs R.E. Black Building Management, Inc. of Wichita, Kansas, a property management company, to manage the Trade Center Building located in Wichita, Kansas. The Kearns Development Corporation property is managed by Diversified Holdings I, Inc. a subsidiary of our parent company, Axia Group, Inc.

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

ITEM 2.       DESCRIPTION OF PROPERTY

Location and Description

We own an office building in Wichita, Kansas known as the Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South Market Street, Wichita, Kansas. The building is a 48,500 square foot, seven story office building. Occupancy rates are currently 83%. One of the prior owners of the Trade Center Building has been retained to continue operation of the building. The building's rent averages approximately $8.00 per square foot by current tenants, which includes the prior owners. The Company holds title to the property subject to a mortgage of $273,360 at December 31, 2001.

Our majority owned subsidiary, Kearns Development Corporation ("Kearns") owns an office building in Salt Lake City, Utah known as the Kearns I building. The building was purchased for $750,000 on November 29, 2000. Kearns holds title to the property subject to a mortgage in the amount of $616,301 as of December 31, 2001. The Kearns I Building is located in a south western suburb of Salt Lake City at 5295 South 4115 West on Sams Boulevard. The building is an 11,709 square foot, single story office building. The occupancy rate is currently 100%. The building's rent averages approximately $11.44 a square foot by the current tenants.

Kearns also leases, with the option to purchase, an office building in Salt Lake City, Utah known as the Kearns II building. The Kearns II building is located at 5295 South 4095 West on Sams Boulevard. The building is a 11,709 square foot, single story office building. The three-year lease agreement executed on November 1, 1999 permits Kearns to purchase the building for $650,000 if closed before October 1, 2002. The cost of the lease is dependent on the building's occupancy rate with a minimum payment of $2,000 a month. The lease rate is designed to increase with corresponding increases in the occupancy rate of the building. The Kearns II building is currently unoccupied.

Description of Real Estate and Operating Data

Wichita Properties

The operation of the Trade Center Building is overseen by R.E. Black Building Management, Inc. ("Black") pursuant to a management agreement entered into on August 19th, 1997, and renewed effective September 1, 2000. One of the principals of Black is one of the prior owners and a current tenant of the Trade Center Building. We agreed to compensate Black at the rate of $1,500 per month plus 3% of lease value for leasing new space, in addition to 2.5% of value for lease renewals. Black agreed to manage the property, provide maintenance and collect rent. Black is also solely responsible for renting the vacant space in the building.

The Company has no present plans to renovate the building or otherwise carry out any capital improvements to the property. We intend to continue to rent the existing space without renovation or improvement, unless such improvements are paid for by existing or prospective tenants.

The Trade Center Building generates average monthly lease and rental revenues of twenty-three thousand one hundred sixty-one dollars ($23,161). Four thousand thirteen dollars ($4,013) per month is received from tenants occupying 6,521 square feet of space on a month-to-month basis, nineteen thousand one hundred forty eight dollars ($19,148) is generated from leases of 30,858 square feet, and three hundred eighty two dollars ($382) per month is received from rental of storage space on the premises. The Trade Center Building currently houses ten unrelated tenants. Four of these tenants rent a total of 6,521 feet on a month-to-month basis. One tenant's lease expires June 30, 2002, which lease represents 9,537 square feet or 19.6 % of the available space. This tenant has informed us that it will not renew the lease. One tenant had a lease on 8,809 square feet, which expires August 31, 2002, which lease represents 18% of the available space. This tenant has bought out the remainder of the lease and has left the building. One tenant has a lease on 1,306 square feet, which expires December 31, 2002, which lease represents 6% of the available space. One tenant has a lease on 3,082 square feet, which expires February 28, 2003, which lease represents 3% of the available space. Two tenants have leases on 6,661 square feet, which expire December 31, 2003, which leases represent 14% of the available space.

Three of our current tenants at December 31, 2001, occupied more than 10% each of our available rental space in the Building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined below:

     1. Southwest Internet Access, Inc. is an Internet service provider, which rents 8,809 square feet of building space (18%) for $7,792 per month pursuant to a lease, which expires August 31, 2002. This tenant bought out the balance of the lease and has left the building.

     2. New England Life Insurance Company is an insurance company, which rents 9,537 square feet of building space (20%) for $6,786 per month pursuant to a lease, which expires June 30, 2002. This tenant will not renew the lease.

     3. The Office and Technology Center is a secretarial service which rents 4,321 square feet of building space pursuant to a lease which expires December 31, 2003 and rents 1,283 feet of building space on a month-to-month basis (a total of 11%) for a total rental of $1,744.

Efforts are underway to find new tenants for the vacated space.

The Trade Center Building is located in the downtown business area of Wichita, Kansas. The downtown area vacancy rate for class "B" office space, similar to that space found in the Trade Center Building, currently averages 14%, and has dropped in recent years from 22% in 1998 to 13% in 2000.1 Overall, vacancy rates for all office space in the downtown area have risen slightly over the past three years averaging between 19% and 22% in the years 1998 through 2000.2 While vacancy rates on class "A" and "C" office space has risen, the vacancy rate for class "B" office space has declined leading to an overall downtown vacancy rate of 22%.3

Nonetheless, there has been an out-migration of tenants from the downtown area to suburban office space in recent years. This trend will most likely continue as new office space is built in suburban areas of Wichita. However, since per square foot rental rates in the downtown area are often much less than similar suburban office space, there continues to be a demand for space in downtown office buildings.4

While we believe that lower rental rates and aggressive marketing of its office space will allow it to rent some or all of its vacant space at or above the current market level, there can be no assurance that we will be able to re-rent the vacant space, or that vacancy rates will not rise in the downtown area as more suburban office space becomes available, or that the Company will be able to maintain its current level of occupancy in its building.

The federal tax basis for the Trade Center Building is five hundred eighty-nine thousand six hundred dollars ($589,600). The mill rate in 2001 was .123916% based on an assessed valuation of $125,000. The annual realty taxes for 2001 were $15,489.50. The Company is depreciating the property over a 39 year period and uses the straight line method. The Company is of the opinion that the Trade Center Building is adequately covered by insurance.

Kearns Development Corporation Properties

The leasing of the Kearns I and Kearns II buildings is overseen by InterNet Properties, Inc. pursuant to a Marketing Agreement executed on April 16, 2001, which will expire on April 15, 2002. Pursuant to the terms of the Marketing Agreement Kearns agreed to pay InterNet Properties, Inc. a commission in cash equal to six percent (6%) of the value realized upon procuring new leases or renewals, or completing a sale or exchange of the property. The commission is payable no later than the execution date of any given lease, sale or exchange. A commission is paid to InterNet Properties, Inc. only in the event that the transaction is a direct result of services provided by InterNet Properties, Inc.

On January 2, 2001, Kearns entered into a Management Agreement with Diversified Holdings I, Inc., a subsidiary of Axia Group, Inc., that has an initial term of one year and will continue until canceled by either Kearns or Diversified Holdings I, Inc. upon thirty (30) days written notice. Pursuant to the terms of the Management Agreement, Kearns agreed to pay Diversified Holdings I, Inc. a monthly fee of five hundred dollars ($500) or five percent (5%) of the gross rental receipts if greater, in exchange for property management and maintenance services. The services provided by Diversified Holdings I, Inc. include maintaining common areas, the grounds and handling tenant matters on twenty-four hours a day basis. Diversified Holdings I, Inc. is further enabled to act as an agent for Kearns in leasing any vacant space, however, if Diversified Holdings I, Inc. obtains new tenants, it does not receive a commission for that service nor is Internet Properties due a commission on the lease.

Kearns has no present plans to renovate the buildings or otherwise carry out any capital improvements to the properties. Kearns intends to continue to lease the existing space and lease additional space without renovation or improvement, unless renovations or improvements are paid for by existing or prospective tenants.

The Kearns I building generates average monthly lease revenues of ten thousand five hundred and three dollars ($10,503) and monthly common area fees of one thousand three hundred and ninety dollars ($1,390) from three unrelated tenants. Three thousand four hundred and twenty five dollars ($3,425) per month is received from a tenant occupying 4,041 square feet of space on a five year lease, forty four thousand nine hundred and sixteen dollars ($44,916) per year is received from a tenant occupying 3,550 square feet on a five year lease, and $3,335 per month is received from a tenant occupying 3,920 square feet on a three year lease.

The three tenants occupy 100% of the available rental space in the Kearns I building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined below:

     1. Deseret Mutual Benefit Administrators is an insurance provider, which leases 4,041 square feet of building space (34%) for $3,425 per month pursuant to a lease, which expires September 30, 2003.

     2. State of Utah Court Administrator is a probation oversight office, which rents 3,550 square feet of building space (30%) for $44,916 per year pursuant to a lease, which expires September 30, 2003.

     3. Salt Lake Community Action Program which rents 3,920 square feet of building space (33.5%) for $3,335 per month pursuant to a lease which expires May 31, 2004.

The Kearns II building is currently unoccupied.

The Kearns I building is currently encumbered by a first mortgage for $620,469 obtained from the Brighton Bank with a fixed rate of 9.25% on a one year term amortized over twenty five years with monthly payments of $5,737. The balance of the mortgage loan as of December 31, 2001 was $616,301.

The federal tax basis for the Kearns I building is $707,111. The annual realty taxes for 2001 were $10,793 based on an assessed value of $620,000. Kearns is depreciating the property over a 39-year period and uses the straight-line method. Kearns is of the opinion that the Kearns I building is adequately covered by insurance.

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

We have no present intention to invest in first or second mortgages, interests in real estate investment trusts or real estate limited partnerships. However, our board of directors is not precluded in the future from considering or participating in such investments

The Company currently has no limitations on the percentage of assets, which may be invested in any one investment, or the type of securities or investment in which it may invest. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets, which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based upon its potential capital return to the Company on a relatively short-term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

ITEM 3.       LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation, and none of our property is the subject of a pending legal proceeding. Further, the officers and directors know of no legal proceedings against us or our properties contemplated by any person, entity, or governmental authority


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year covered by this report.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the Pink Sheets under the symbol "WHDV" in January 2002. Prior to that time the Company had no public trading market. The Company has filed a Form 15c2-11 so that it may obtain a quote on the NASD over the counter bulletin board (OTCBB). The company is currently responding to comments from the NASD and expects to obtain a quote. However, we can provide no assurance that the Company will obtain a listing on the NASD over the counter bulletin board. The high and low sales prices for the Company's
Common Stock for the period January 1, 2002 through March 6, 2002, were "low $0.01" and "high $0.03." These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions:

Outstanding Options or Warrants

The Company has no options, warrants or other instruments convertible into shares outstanding.

Possible Rule 144 Sales

As of the date of this filing, the Company has one million and six thousand (1,006,000) shares of its $0.001 par value common stock outstanding, which are available for resale, subject to the provisions and restrictions of Rule 144. One-million (1,000,000) of these shares were purchased by Axia Group, Inc. for cash on April 9, 1996. Six thousand (6,000) shares were issued to Company employees on December 16, 1999 pursuant to Rule 701. Should a public market for our shares develop, the holders could sell these shares, subject to Rule 144, into a public market.

Registered Shares

The Company registered eighteen million four hundred thousand (18,400,000) shares held by Kelly's Coffee Group, Inc., pursuant to an SB-2 Registration Statement declared effective by the SEC on January 2, 2001.

These shares were distributed to the shareholders of Kelly's Coffee Group, Inc. (the Company's former parent corporation) on a pro rata basis. The 18,400,000 shares represented approximately ninety four percent (94%) of the issued and outstanding shares of the Company at the time. Seventeen-million three-hundred and ninety-one thousand seven-hundred and two shares (17,391,702) were distributed by Kelly's Coffee Group, Inc. to its shareholders. The remaining one million eight thousand six hundred and twenty nine (1,008,629) shares were retained by Kelly's Coffee Group, Inc., since it proved impossible to distribute the remaining shares equally among the shareholders of Kelly's Coffee Group, Inc.

Record Holders

As of March 5, 2002, there were approximately 363 shareholders of record holding a total of 104,321,646 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

On March 1, 2001, the Company issued 1,760,702 shares of common stock to Axia Group, Inc. as part of a stock purchase agreement to acquire shares of Axia
Group, Inc. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for services; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Pursuant to an agreement dated October 17, 2001, the Company issued 80,000,000 shares of common stock to Axia Group, Inc. as part of a stock purchase agreement to acquire shares of Kearns Development Corporation pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company, which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for; (3) the offeree did not resell the stock but has continued to hold it since the date of the transaction; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-KSB.

General

Our business plan for the next twelve months involves the continued operation of our office buildings in Wichita, Kansas and Kearns, Utah, coupled with our ongoing attempts to locate and acquire additional commercial office space. It should be noted that the following discussion and analysis of the financial statements includes the fully consolidated financial information for both the Kearns and Wichita properties for the last 3 months of the year and the first 9 months of information for the Wichita property. The information provided for the year ended December 31, 2000, includes only 4 months of operations for the Wichita property (purchased August 31, 2000) and no information for the Kearns property as it was not a subsidiary during that period.

Results of Operations

The Company recorded $351,882 in revenues for the fiscal year ended December 31, 2001and $107,434 for the year ended December 31, 2000.

Income / Losses

Net loss for the year ended December 31, 2001, was $26,627 compared to net income of $369,825 for the year ended December 31, 2000. The decrease was attributable to the resolution of debt extinguished in 2000 resulting from the assumption of the Company's former parent corporation's debt and subsequent elimination of that debt. The transactions that comprise the net income for December 31, 2001 include $351,882 in rental revenue, $271,113 in general & administrative expenses, $67,830 in losses on securities, $28,505 in interest expenses, and $13,000 in provision for income taxes.

Expenses

General and administrative expenses for the year ended December 31, 2001, were $271,113 compared to $106,067 for the year ended December 31, 2000. The increase in general and administrative expenses resulted from a full years operation of one property and 3 months of operation for another compared to 4 months of operation for the previous year.

The Company had $19,025 in depreciation and amortization expense for the years ended December 31, 2001 and $4,884 for the year ended December 31, 2000.

Cost of Sales

The Company had no cost of sales for the years ended December 31, 2001 and December 31, 2000.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company had a net working capital deficit of $497,416 at December 31, 2001. The reason for the change in working capital from the September 2001 quarter end filing is due to the fact that previously the bank financing the Kearns building had agreed to extend the financing for 5 years upon the property becoming fully occupied. The bank has withdrawn that extension and the Company is working to refinance the loan.

Cash flow used in operating activities were $20,091 for the year ended December 31, 2001, compared to cash provided by operating activities of $476,935 for the year ended December 31, 2000. The decrease was due to a net loss as opposed to a $369,825 gain previously coupled with changes in current assets and unrealized losses in trading securities.

Cash flow used in investing activities was $544,947 for the year ended December 31, 2001, and $679,597 for the year ended December 31, 2000. The decrease was due to a lack of building purchases but an increase in securities investments and lending activities.

Cash flow generated from financing activities was $279,511 for the year ended December 31, 2001, and $683,145 for the year ended December 31, 2000. The decrease was due to an elimination of notes payable coupled by a lack of issuance of stock for cash.

Expected Cash Requirements

On December 31, 2001 we had $194,956 cash on hand. Our current monthly revenues from our office buildings average $37,357. Monthly expenses average $23,717. This creates a net monthly profit of approximately $13,640. We believe that rental income will be sufficient to meet our cash requirements for operations through the end of 2002. In June of 2002, the Wichita, Kansas property will lose a major tenant whose monthly rent is approximately $7,031. As of the date of this filing, the Company has no prospects to fill the space, which will be vacated. In the event new tenants cannot be found for the space being vacated, net profits for the 2002 fiscal year will be adversely affected. Due to this contingency, it is impossible to estimate whether the Company will have a net gain or a net loss from operations over the coming twelve-month period. Unexpected increases or decreases in rental income or operating costs could cause this estimate to vary. There can be no guarantee that operating costs or rental income will remain constant through the end of the year 2002, and as set forth above, it is expected that rental income will in fact decrease during 2002.

In the event we acquire additional rental properties or lose additional tenants during the coming year, our cash requirements to fund operations could increase. While we have no present intention to raise equity capital for operations in the next twelve-month period, the acquisition of, or opportunity to acquire additional commercial real estate could create a need to raise additional capital.

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

Expected Changes in Number of Employees

We currently have one part-time employee, Edward T. Wells. The Trade Center Building is currently managed by R. E. Black Building Management, Inc., a resident property management company located in Wichita, Kansas. The properties of Kearns Development Corporation are managed by Diversified Holdings I, Inc., a subsidiary of the Company's parent, Axia Group, Inc. We do not expect to hire any additional employees in the coming twelve-month period.

ITEM 7.       FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto as pages F-1 through F-15.

                         WICHITA DEVELOPMENT CORPORATION
                        Consolidated Financial Statements
                           December 31, 2001 and 2000

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------



                                                                            Page


Independent Auditors' Report of Tanner + Co.                                 F-2


Independent Auditors' Report of Mantyla McReynolds                           F-3


Consolidated Balance Sheet                                                   F-4


Consolidated Statement of Operations                                         F-5


Consolidated Statement of Stockholders' Equity                               F-6


Consolidated Statement of Cash Flows                                         F-7


Notes to Consolidated Financial Statements                                   F-8

                            (Letterhead of Tanner+Co)
                       215 South, State Street, Suite 800
                            Salt Lake City, UT 84111

                                                   INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Wichita Development Corporation

We have audited the accompanying consolidated balance sheet of Wichita Development Corporation as of December 31, 2001 and the related consolidated statements of operations and stockholders' equity, and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wichita Development Corporation as of December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of December 31, 2001, the Company has a significant working capital deficit. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER+CO

Salt Lake City, Utah
February 19, 2002

                       (Letterhead of Mantyla McReynolds)
                               5872 South 900 East
                           Salt Lake City, Utah 84121

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Wichita Development Corporation

We have audited the accompanying consolidated balance sheet of Wichita Development Corporation as of December 31, 2000 and the related consolidated statements of operations and stockholders' equity, and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wichita Development Corporation as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds

Salt Lake City, Utah
March 1, 2001

                                                 WICHITA DEVELOPMENT CORPORATION
                                                      Consolidated Balance Sheet
                                                                    December 31,
-------------------------------------------------------------------------------

                                                                  2001           2000
                                                              -----------    ------------

              Assets

Cash                                                          $   194,956    $    480,483
Related party - accounts receivable                                20,913               -
Notes receivable                                                   30,000               -
Related party notes receivable                                     50,824               -
Marketable securities - trading                                    46,681          44,423
                                                               ----------    ------------
                  Total current assets                            343,374         524,906

Property and equipment, net                                     1,257,849         584,716
Related party notes receivable                                     65,581               -
Marketable securities - available for sale                        142,636               -
Other assets                                                       49,082               -
Deferred income tax benefits                                            -           8,659
                                                               ----------    ------------
                  Total assets                                $ 1,858,522    $  1,118,281
                                                              -----------    ------------


              Liabilities and Stockholders' Equity

Accounts payable                                              $         -    $      9,206
Accrued liabilities                                                 7,145           6,729
Unearned rent                                                      33,693               -
Payable to related parties                                        129,807         147,591
Current portion of long-term debt                                 618,724               -
Income taxes payable                                               51,421          47,081
                                                              ----------     ------------
                  Total current liabilities                       840,790         210,607

Long-term debt                                                    270,937               -
                                                              ----------     ------------
                  Total liabilities                             1,111,727         210,607

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, none issued and outstanding                          -               -
     Common stock, $.001 par value, 200,000,000 shares
       authorized, 104,321,646 and 19,507,000 shares
       issued and outstanding, respectively                       104,322          19,507
     Additional paid-in capital                                   595,272         524,348
     Retained earnings                                            337,192         363,819
     Accumulated other comprehensive loss                       (289,991)               -
                                                              ----------     ------------
                  Total stockholders' equity                      746,795         907,674

                  Total liability and stockholders' equity    $ 1,858,522    $  1,118,281
                                                              -----------    ------------

See accompanying notes to consolidated financial statements                  F-4

                                                 WICHITA DEVELOPMENT CORPORATION
                                            Consolidated Statement of Operations
                                                                    December 31,
--------------------------------------------------------------------------------

                                                          2001             2000
                                                      -----------       -----------

Revenues                                              $   351,882       $   107,434

General and administrative costs                          271,113           106,067
                                                      -----------       -----------

                  Income from operations                   80,769             1,367
                                                      -----------       -----------

Interest (expense) income                                (28,505)             3,817
Gain (loss) on sale of marketable securities                1,939           (4,570)
Unrealized loss on securities                            (67,830)          (45,574)
                                                      -----------       -----------

                  Total other expense                    (94,396)          (46,327)
                                                      -----------       -----------

Loss before income tax and extraordinary items           (13,627)          (44,960)

(Provision) benefit for income taxes
     Current                                              (4,341)             (225)
     Deferred                                             (8,659)             8,659
                                                      -----------       -----------
                                                         (13,000)             8,434
                                                      -----------       -----------

                  Net loss before extraordinary items    (26,627)          (36,526)

Extraordinary items:
     Gain on related party extinguishment of debt,
     net of tax                                                 -           406,351
                                                      -----------       -----------

                  Net (loss) Income                      (26,627)           369,825
                                                      -----------       -----------

(Loss) income per common share - basic and diluted:
     Net loss before extraordinary items              $         -       $    (0.01)
     Extraordinary gain                                         -              0.05
                                                      -----------       -----------

                  Net (loss) income per common share  $         -       $      0.04
                                                      -----------       -----------

Weighted average common shares - basic and diluted     39,931,000         8,009,000
                                                      -----------       -----------


See accompanying notes to consiloidated financial statements                 F-5

                                                 WICHITA DEVELOPMENT CORPORATION
                                  Consolidated Statement of Stockholders' Equity
                                          Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                     Additional               Other
                                            Preferred Stock        Common Stock       Paid-In    Retained  Comprehensive
                                           Shares   Amount     Shares       Amount    Capital    Earnings     Loss          Total
                                           ------   ------  -----------   --------   ---------   --------  -------------  ----------

Balance at January 1, 2000                      -   $    -    2,042,000   $  2,042   $     324   $(2,006)  $           -  $      360

Issued stock for cash at $0.029/share           -        -   18,400,000     18,400     522,154          -              -     540,554

Repurchased and cancelled stock for cash
  at $0.005/share                               -        -  (1,000,000)    (1,000)           -    (4,000)              -     (5,000)

Issued stock for services at $0.029             -        -       50,000         50       1,450          -              -       1,500

Issued stock for services at $0.10/share        -        -       15,000         15         420          -              -         435

Net income                                      -        -            -          -           -    369,825              -     369,825
                                           ------   ------  -----------   --------   ---------   --------  -------------  ----------
Balance at December 31, 2000                    -        -   19,507,000     19,507     524,348    363,819              -     907,674

Comprehensive loss:
  Net loss                                      -        -            -          -           -   (26,627)              -    (26,627)
  Other comprehensive loss:
    Net increase in unrealized loss on
marketable securities                           -        -            -          -           -          -      (289,991)   (289,991)
                                                                                                                          ----------
     Total comprehensive loss                                                                                              (316,618)

Issued stock for Axia stock at                                                                                        -
0.0595/share                                    -        -    1,760,702      1,761     103,001          -                    104,762

Issued stock to a significant shareholder
and under common control to settle debt                                                                               -
at $0.0483/share                                -        -    3,053,944      3,054     144,537          -                    147,591

Issued stock to purchase subsidiary with
  negative net assets                           -        -   80,000,000     80,000   (176,614)          -              -    (96,614)
                                           ------   ------  -----------   --------   ---------   --------  -------------  ----------
Balance at December 31, 2001                    -   $    -  104,321,646   $104,322   $ 595,272   $337,192  $   (289,991)  $  746,795
                                           ------   ------  -----------   --------   ---------   --------  -------------  ----------

See accompanying notes to consolidated financial statements                  F-6

                                                 WICHITA DEVELOPMENT CORPORATION
                                            Consolidated Statement of Cash Flows
                                                         Year ended December 31,
--------------------------------------------------------------------------------

                                                                             2001         2000
                                                                        ------------  ----------
Cash flows from operating activities:
     Net (loss) income                                                  $   (26,627)  $  369,825
     Adjustments to reconcile net income to net cash
used in operating activities:
     Depreciation and amortization                                            19,025       4,884
     Recovery of bad debt                                                   (44,082)           -
     Unrealized loss on trading securities                                    67,830      45,574
     Realized gain on trading securities                                     (1,939)           -
     Stock issued for services                                                     -       1,935
     Decrease (increase) in:
         Accounts receivable                                                (20,913)           -
         Deferred tax benefit                                                  8,659     (8,659)
         Subscriptions receivable                                                  -         360
     Increase (decrease) in:
         Accounts payable                                                    (9,536)       9,206
         Accrued liabilities                                                (50,541)       6,729
         Unearned rent                                                        33,693           -
         Income taxes payable                                                  4,340      47,081
                                                                        ------------  ----------
             Net cash (used in) provided by operating activities            (20,091)     476,935
                                                                        ------------  ----------

Cash flows from investing activities:
     Purchase of fixed assets                                                (6,539)   (589,600)
     Purchase of trading securities                                        (105,845)    (89,997)
     Purchase of marketable securities - available for sale                (312,875)           -
     Proceeds from sale of trading securities                                 22,706           -
     Cash received from acquisition                                            4,011           -
     Increase in notes receivable                                          (146,405)           -
                                                                        ------------  ----------
                  Net cash used in investing activities                    (544,947)   (679,597)
                                                                        ------------  ----------

Cash flows from financing activities:
     Increase in notes payable                                               275,000           -
     Payments on notes payable                                               (3,903)           -
     Increase in amount due to shareholder                                     8,414     147,591
     Issuance of common stock for cash                                             -     540,554
     Purchase and cancel of stock for cash                                         -     (5,000)
                                                                        ------------  ----------
                  Net cash provided by financing activities                  279,511     683,145
                                                                        ------------  ----------

Net (decrease) increase in cash                                            (285,527)     480,483

Cash, beginning of year                                                      480,483           -
                                                                        ------------  ----------

Cash, end of year                                                       $    194,956  $  480,483
                                                                        ------------  ----------







See accompanying notes to the financial statements                           F-7

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies

     Organization and Principles of Consolidation
     The consolidated financial statements include the accounts of Wichita Development Corporation (Wichita) and its wholly-owned subsidiary Wichita
     Properties, Inc. (WPI), and its 85.6 percent owned subsidiary Kearns Development, Inc. (Kearns) (collectively the Company). All significant intercompany account balances have been eliminated in consolidation. The Company is engaged in the operation of real estate to produce rental income. The Company was organized under the laws of the State of Nevada on February 15, 1996 as Cyberbotanical, Inc. The Company was in development stage until August 30, 2000 at which time it issued 18,400,000 shares of common stock to Kelly's Coffee Group, Inc. for $540,554 and purchased a building in Wichita, Kansas, known as the Board of Trade Center. On October 12, 2000, the Company changed its name to Wichita Development Corporation. On October 17, 2001, the Company purchased 18,100,000 shares of restricted stock of Kearns Development Corporation, a majority owned subsidiary of Axia Group, Inc. in exchange for issuing 80,000,000 shares of common stock to Axia Group, Inc. As a result of the transaction, Kearns is an 85.6 percent owned subsidiary of the Company and the Company has become a greater than 80 percent owned subsidiary of Axia Group, Inc. when the newly issued shares are combined with the shares already owned by Axia and its subsidiaries. As a result of the transaction, the consolidated financial statements consist of the operations of Wichita for the two years ended 2001 and 2000, and the operations of Kearns from October 17, 2001, date of acquisition to December 31, 2001.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Marketable Securities
     The Company classifies its marketable securities as "trading" and "available for sale." In accordance with Statement of Financial Accounting Standards No. 115, "trading" securities are stated at fair value, with unrealized gains and losses reported as a separate component of other income (expense) in the statement of operations. "Available for Sale" securities are stated at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) as a separate component of stockholders' equity. Realized gains and losses, determined using the specific identification method, are included in earnings.

     Property and Equipment
     Property and equipment are stated at cost less any impairment on the value of the asset. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

     Income Taxes
     Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies (Continued)

     Revenue Recognition
     Rental revenue received in advance is recorded as deferred revenue and recognized as revenue in the period to which the rent pertains.

     (Loss) Earnings Per Share
     The computation of basic (loss) earnings per common share is based on the weighted average number of shares outstanding during each period.

     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company does not have any stock options or warrants outstanding at December 31, 2001.

     Concentration of Credit Risk
     The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a loss. The Company has been unable to generate significant cash flows from operations, and at December 31, 2001, the Company had a deficit in working capital. These factors may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis. There is no assurance the Company will be successful in its efforts.

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

3.   Business Combination

     On October 17, 2001, the Company purchased 18,100,000 shares of restricted stock of Kearns Development Corporation, a majority owned subsidiary of Axia Group, Inc. in exchange for issuing 80,000,000 shares of common stock to Axia Group, Inc. As a result of the transaction, Kearns is an 85.6 percent owned subsidiary of the Company and the Company has become a greater than 80 percent owned subsidiary of Axia Group, Inc. when the newly issued shares are combined with the shares already owned by Axia and its subsidiaries. The operations of Kearns Development are included in the consolidated income statement as of the date of the acquisition. At the time of the transaction, Kearns had negative net assets of $96,614. The acquisition resulted in a reduction in Wichita's additional paid-in capital of that amount.

     Proforma income (loss) from operations of the Company, as if the companies had been combined at the beginning of the years ended December 31, 2001 and 2000 is $30,724 and $(60,116), respectively.

4.   Marketable Securities

     The Company has applied the principles of Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The following is a summary of marketable securities:

December 31, 2001:
     Trading

                                Cost            Unrealized Gain           Market
                                                    (Losses)              Value
Common stocks            $      122,432        $     (75,751)        $    46,681



Available for Sale

Common stocks            $      432,627        $    (289,991)        $   142,636


December 31, 2000:
     Trading

Common stocks            $       89,997        $     (45,574)        $    44,423




During the year ended December 31, 2001 and 2000 the Company recognized in operations $67,830 and $45,574, respectively of unrealized losses related to its trading securities.

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

4.   Marketable Securities (Continued)

     As of December 31, 2001 and 2000 the Company had $17,577 and $7,420, respectively, of trading securities of entities under common control.

     As of December 31, 2001 and 2000 the Company had $140,207 and $0, respectively, of available for sale securities of entities under common control.

5.   Property and Equipment

     Property and equipment consists of the following at December 31:

                                                    2001             2000
                                               ------------     ------------
          Land                                 $    200,000     $    100,000
          Building                                1,096,711          489,600
                   Accumulated depreciation        (38,862)          (4,884)
                                               ------------     ------------
          Net property and equipment           $  1,257,849     $    584,716
                                               ============     ============

     Depreciation expense for the years ended December 31, 2001 and 2000 was $19,024 and $4,884, respectively.

6.   Related Party Notes Receivable

     Related party notes receivable consist of the following at December 31, 2001:

     Note  receivable  from a subsidiary of Axia Group,
     Inc. in installments of $479, interest at 10% per
     year, secured by property, due on or before April
     30, 2003                                                           49,556

     Note receivable from Axia Group, Inc. with interest
     at 10% per year, secured by marketable securities,
     due on demand                                                      50,000

     Note receivable from a subsidiary of Axia Group,
     Inc., interest at 10% per year, unsecured, due on
     or before March 30, 2003                                           16,849
                                                                      --------
                                                                       116,405
       Less: current portion                                            50,824
                                                                      --------
       Long-Term Related Party Notes Receivable                       $ 65,581


     Future maturities of notes receivable at December 31, 2001 are as follows:

                                                  2002            $     50,824
                                                  2003                  65,581

                                                  Total           $    116,405

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

7.   Long-Term Debt

     Long-term debt is as follows at December 31:


                                                        2001            2000
                                                   ------------      ----------


     Note payable to a financial  institution
     requiring monthly payments of $2,689
     including interest at 11%. The note is
     secured by property and is due in 2026.       $    273,360      $        -


     Note payable to a financial institution
     requiring monthly payments of $5,737
     including interest of 9.25%. The note
     is secured by property and is due in
     full in May 2002.                                  616,301               -
                                                   ------------      ----------
                                                        899,661               -
            Less: current portion                     (618,724)               -
                                                   ------------      ----------
        Long-term debt                             $    270,937               -


     The scheduled maturities of long-term debt at December 31, 2001 are as follows:

        2002                                      $         618,724
        2003                                                  2,703
        2004                                                  3,015
        2005                                                  3,363
        2006                                                  3,751
        Thereafter                                          258,105
                                                  -----------------
     Total                                        $         889,661
                                                  -----------------

8.   Income Taxes

The benefit (provision) for income taxes differs from the amount computed at federal statutory rates as follows for the years ended December 31:

                                                             2001        2000
                                                          ----------  ----------
Income tax benefit (provision) at statutory rates on net
loss before extraordinary items                           $    2,000  $    8,434
Other                                                          2,000           -
Change in valuation allowance                               (17,000)           -
                                                          ----------  ----------
                                                            (13,000)     (8,434)
                                                          ----------  ----------
Income tax on extraordinary items, net                    $        -  $(256,388)
                                                          ----------  ----------

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

8.   Income Taxes (Continued)

     Deferred tax assets (liabilities) consist of the following:

                                                                 December 31,
                                                                2001     2000
                                                             --------- --------

  Unrealized holding loss on marketable securities           $  17,000 $  8,659
  Valuation allowance                                         (17,000)        -
                                                             --------- --------
                                                             $       - $  8,659
                                                             --------- --------

     A valuation allowance has been established that offsets the net deferred tax asset because there is significant uncertainty surrounding its ultimate realization.

9.   Supplemental Cash Flow Information

     The Company paid interest expense of $42,226 and $0, respectively during the years ended December 31, 2001 and 2000. The Company paid $0 for income taxes in both 2001 and 2000.

     During 2001, the Company engaged in the following non-cash transactions:

     o The Company issued 1,760,702 shares of stock for $104,762 of Axia Group, Inc. stock.

     o The Company issued 3,053,944 shares of stock to settle $147,591 of debt with Kelly's Coffee Group, another Axia subsidiary.

     o The Company issued 80,000,000 shares of stock to purchase an 85.6% interest in Kearns Development, Inc. At the time of the acquisition, Kearns had negative net assets of $102,430.

       In connection with this transaction, the Company recorded the following:

Net cash received                                     $          4,011
Property and equipment, net                                    685,619
Other assets                                                     5,000
Accounts payable                                                 (330)
Accrued liabilities                                           (50,957)
Payable to related parties                                   (121,393)
Note payable                                                 (618,565)
Common stock issued                                           (80,000)
Additional paid-in capital -
      deemed distribution to related parties                   176,615
                                                      ----------------
                                                      $              -
                                                      ----------------

     o The Company reclassified $23,400 of trading marketable securities as available for sale securities.

                                                 WICHITA DEVELOPMENT CORPORATION
                                      Notes to Consolidated Financial Statements
                                                               December 31, 2001
--------------------------------------------------------------------------------

10.  Related Party Transactions

     During 2001, the Company was involved with the following related party transactions:

    o The Company entered into a stock purchase agreements with Axia Group, Inc. Wichita agreed to purchase 667,651 shares of Axia with $417,637 cash and stock.

    o The Company issued 3,053,944 shares of stock to settle $147,591 of debt with Kelly's Coffee Group, an entity under common control.

    o The related party payable consists of cash advances from the parent company. The amounts are unsecured, non-interest bearing and are due on demand. The total amount payable to the parent company at December 31, 2001 is $129,806 and $147,591, respectively.

    o The Company has a receivable of $20,913 from Kelly's Coffee Group, an entity under common control.

    o The Company issued a total of $116,405 of notes to its parent, to Salt Lake Development, and West Jordan Real Estate, affiliated subsidiaries of Axia Group, Inc. (see note 6).

     During 20001, the Company was involved with the following related party transactions:

    o On October 17, 2000, the Company entered into a purchase agreement with its then parent, Kelly's Coffee Group, Inc. whereby certain assets and liabilities of Kelly's were transferred to the company for indemnification of the transferred liabilities. Subsequently management determined that certain liabilities were not payable due to statute of limitation expiration. As a result the Company recorded an extraodrinary gain, net of tax on the extinguishment of debt of $406,351.


11.  Recent Accounting Pronouncements

     In July 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company will assess how the adoption of SFAS 141 will affect the recording of any future acquisitions.

     The Financial Accounting Standards Board (FASB) recently issued FASB Statement No. 143, Accounting for Asset Retirement Obligations. This
     Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Management does not believe the adoption of Statement 143 will have a material effect on its financial statements.

     The Financial Accounting Standards Board (FASB) recently issued FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement 144 will have a material effect on its financial statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 18, 2000, the Company terminated its relationship with Anderson, Anderson & Strong, L.C. ("Anderson") the principal accounting firm engaged to audit the Company's financial statements. Effective September 18, 2000, the Company retained Mantyla McReynolds ("Mantyla") as the principal accountants to replace Andersen. The Company had a good relationship with Andersen, but determined that it needed the services of a larger firm. The Company's board of directors approved the change of accountants from Andersen to Mantyla.

Andersen's audit reports for the fiscal year ending December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

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

The Company provided Andersen with a copy of the Form 8-K prior to filing with the SEC and requested a confirmation letter from Andersen to the SEC that the matters contained therein were agreed to by Andersen. A copy of that letter dated January 18, 2000, was filed as an exhibit to the Form 8-K filed by the Company on January 19, 2001.

On September 11, 2001, Mantyla McReynolds of Salt Lake City ("Mantyla"), the principal accountant engaged to audit the Company's financial statements informed Wichita Development Corporation (the "Company") that it was resigning from that position effective immediately.

The audit reports of Mantyla on the Company's financial statements for the fiscal year ending December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the fiscal year ending December 31, 2000 and the subsequent interim periods through June 30, 2001, and up to September 11, 2001, the date of Mantyla's resignation, the Company had no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Mantyla to make reference in connection with their opinion to the subject matter of the disagreement.

In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

On October 16, 2001, Wichita Development Corporation ("the Company") retained Tanner+Co. of Salt Lake City ("Tanner"), to be the principal accountant engaged to audit the Company's financial statements. This action was taken to replace the firm of Mantyla & McReynolds who had previously resigned as the Company's principal accountant. The Company's board of directors approved the engagement of Tanner as the principal accountant. Tanner is a Utah-based public accounting and auditing firm that specializes in SEC reporting companies.

Prior to engaging Tanner, the Company did not consult Tanner regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following persons constitute the Company's executive officers and directors as of the date of this filing:
            Name                        Age                 Position
Edward T. Wells                         59           President and Director
Mel S. Martin                           53           Secretary and Director
Jim Dendy                               36           Vice-President and Director

Edward T. Wells, Age 58. Mr. Wells was appointed president and a director of the Company in September, 2001, and will serve until his successor is duly elected and qualified. Mr. Wells graduated from the University of Utah College of Law with a Juris Doctorate degree in 1971. Mr. Wells is a member of the bar of the State of Utah. He was first admitted to practice in October 1971. Mr. Wells has been employed as a legal consultant with Hudson Consulting Group since December 1999.

Mel S. Martin, Age 53. Mr. Martin was appointed as a director of the Company in September 2001, and will serve until his successor is duly elected and qualified. Mr. Martin graduated from the University of Kentucky College of Law with a Juris Doctorate degree in 1973. Mr. Martin is currently a member of the Utah State Bar. From 1992 until 2001, Mr. Martin served as General Counsel for Feature Films for Families, a film company located in Salt Lake City, Utah. Mr. Martin currently works as a lawyer in private practice in Salt Lake City, Utah.

Jim Dendy, Age 36. Mr. Dendy was appointed as a director of the Company in October 2001, and will serve until his successor is duly elected and qualified. Mr. Dendy graduated from the Georgia Institute of Technology with a B.S. Degree in applied physics in 1988. Mr. Dendy has been employed by Dixie Dye & Chemical, Inc. since 1988. Where he has been in charge of the international purchasing department since 1995. Mr. Dendy has been involved with real estate investments since 1996 and currently owns and manages 13 rental units.

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

Richard Surber - Mr. Surber failed to disclose pursuant to a Form 4, his change in beneficial interest in the Company resulting from Axia Group, Inc.'s acquisition of an additional 80,000,000 shares of the Company's stock on October 17, 2001.

Axia Group, Inc. - Axia Group, Inc. failed to file a Form 4 in a timely manner disclosing its acquisition of an additional 80,000,000 shares of the Company's stock as of October 17, 2001.

Jim Dendy failed to timely file a Form 3 disclosing his election to the Board of Directors of the Company.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or employee of the Company during the fiscal year ended December 31, 2001. The following table and the accompanying notes provide summary information for the year ended December 31, 2001 concerning cash and non-cash compensation paid or accrued by the Company's executive officers during the year.

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                Annual Compensation               Awards                Payouts
                                                                       Securities
Name and                                  Other Annual    Restricted   Underlying    LTIP     All Other
Principal         Year   Salary   Bonus   Compensation      Stock       Options     payouts  Compensation
Position                                                   Award(s)      SARs(#)

                          ($)      ($)        ($)            ($)                      ($)         ($)
Richard D.        2001                      $100*
Surber **
Edward T. Wells   2001                      $100*
Mel S. Martin     2001                      $100*
Jim Dendy         2001                      $100*

* 100,000 shares of common stock of the Company valued at $0.001 (par value) per share were authorized for issuance to directors of the Company. However, as of December 31, 2001, the shares had not in fact been issued.
** Mr. Surber was an officer and director until November 12, 2001.

Compensation of Directors

Each of the Company's directors, who served in such capacity in 2001, was authorized compensation in the form of 100,000 shares of the Company's $0.001 par value common stock. The certificates representing these shares have not yet been issued. These shares are to be issued as compensation for services as a director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 6, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of February 1, 2001, there were 104,321,646 shares of common stock issued and outstanding.

--------------------- -------------------------------------- ------------- ----------- -------------
Title of Class        Name and Address                       Nature of     Amount of   Percent of
                                                             Ownership     Ownership   class
--------------------- -------------------------------------- ------------- ----------- -------------
                      Edward T. Wells
 Common Stock         268 West 400 South, Suite 300
($0.001) par value    Salt Lake City, Utah 84101             legal         113,333     less than 1%
--------------------- -------------------------------------- ------------- ----------- -------------
                      Mel S. Martin
 Common Stock         5282 South Commerce Dr. #D-292         legal         100,000     less than 1%
($0.001) par value    Murray, Utah 84107
--------------------- -------------------------------------- ------------- ----------- -------------
                      Jim Dendy
 Common Stock         402 5th Street                         legal         100,000     less than 1%
($0.001) par value    Atlanta, Georgia 30308
--------------------- -------------------------------------- ------------- ----------- -------------
 Common Stock         All Directors and Executive Officers   legal         313,333     less than 1%
($0.001) par value    as a Group
--------------------- -------------------------------------- ------------- ----------- -------------
                      Richard Surber
 Common Stock         268 West 400 South # 300               Beneficial    90,948,473  87.2%
($0.001) par value    Salt Lake City, Utah 84101             & Legal (1)
--------------------- -------------------------------------- ------------- ----------- -------------
                      Axia Group, Inc.
Common Stock          268 West 400 South, # 300              Beneficial &
($0.001) par value    Salt Lake City, Utah 84101             Legal (2)     84,847,032  81.3%
--------------------- -------------------------------------- ------------- ----------- -------------

(1) The 84,847,032 shares owned by Axia Group, Inc. and its subsidiaries are beneficially attributed to Richard D. Surber who serves as president and a director of Axia Group Inc. Also attributed beneficially to Richard D. Surber are 4,132,092 shares owned by Kelly's Coffee Group, Inc. because Richard D. Surber serves as its president and a director.

(2) 884,757 shares owned by Oasis International Hotel & Casino, Inc., and 1,301,573 shares owned by Hudson Consulting group, Inc., both of which are subsidiaries of Axia Group, Inc., are beneficially attributed to Axia Group, Inc., and through Axia to its president, Richard D. Surber.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On October 17, 2000, the Company entered into a purchase agreement with its parent corporation, Kelly's Coffee Group, Inc., a Nevada Corporation ("Kelly's"). Under the terms of the agreement, all of Kelly's Coffee Group, Inc.'s assets, except for the shares it owns in the Company, were sold to us in exchange for the agreement of the Company to assume all liabilities of Kelly's Coffee Group, Inc.. The assets being transferred and liabilities being assumed are listed as Kelly's Coffee Group, Inc. assets and liabilities on its Form 10-QSB for the quarter ended August 31, 2000. As part of the agreement, the Company agreed to indemnify Kelly's Coffee Group, Inc. from the liabilities being assumed pursuant to the agreement. The Company was a subsidiary of Kelly's Coffee Group, Inc. Kelly's Coffee Group, Inc. at the time of the transaction owned 94.39% of the issued and outstanding stock of the Company. Richard D. Surber, the Company's president is also the president of Kelly's Coffee Group, Inc. Richard D. Surber had no personal interest in the transaction.

On January 4, 2001, Axia Group, Inc., a Nevada corporation ("Axia") sold 50,000 shares of restricted common stock to the Company at a price of $.758 per share for a total of $37,875.00 in cash. On March 1, 2001, Axia sold 406,349 shares of restricted common stock to The Company. In return Axia received $200,000 in cash and 1,760,702 shares of common stock of The Company. The shares sold by Axia were valued at $.75 per share for a total value of $304,761.75. The Company's shares received by Axia were valued at $.0595 per share or a value of $104,761.75. On April 27, 2001, Axia sold 90,090 shares of restricted common stock to The Company at a price of $.2775 per share for a total of $25,000 in cash. On June 5, 2001, Axia sold 121,212 shares of restricted common stock, valued at $.4125 per share, to The Company for $50,000 in cash. At the time of these sales of stock to The Company, Axia Group, Inc., its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of The Company, and Richard D. Surber was president of both Axia and The Company.

On April 27, 2001, Salt Lake Development, Inc., a subsidiary of Axia borrowed $49,566.05 from the Company pursuant to a promissory note at 10% interest per annum. The note is due and payable on April 30, 2003 [See Exhibit 10(v)]. On June 5, 2001, Axia borrowed $50,000 from the Company pursuant to a promissory note at 10% interest per annum. The note, due and payable on September 5, 2002, is secured by one million shares of common stock of Elocity Networks Corporation. [See Exhibit 10(vi)]. On September 6, 2001, West Jordan Real Estate Holdings, Inc., a subsidiary of Axia borrowed $16,849.43 from the Company pursuant to a promissory note at 10% interest per annum. The note was due and payable on March 6, 2002. On March 1, 2002, the note was extended to March 30, 2003 [See Exhibit 10(vii)]. At the time of these borrowings from the Company, Axia Group, Inc., its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of the Company Development Corporation, and Richard D. Surber was president of both Axia and the Company.

On October 17, 2001, Axia entered into a Stock Purchase Agreement with the Company, pursuant to which Axia sold to the Company approximately 85.6% of the issued and outstanding shares of Kearns Development Corporation ("Kearns"), a Nevada corporation which owns real estate consisting of a fully rented office building located in Salt Lake County, Utah. Axia delivered 18,100,000 shares of Kearns common stock to the Company in exchange for 80,000,000 shares of the Company's common stock. As a result of the transaction, Axia became a holder of in excess of 80% of the stock of the Company, causing the Company to become a subsidiary of Axia, and Kearns became a majority owned subsidiary of the Company. At the time of this transaction, Axia Group, Inc., its subsidiaries, and its officers and directors owned in excess of 50% of the outstanding shares of the Company, and Richard D. Surber was president of both Axia and the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which are incorporated herein by reference.

(b) Reports on Form 8-K The following reports on Form 8-K were filed by the Company during the last quarter of 2001.

     On October 18, 2001, the Company filed a Form 8-K reporting:

          On October 16, 2001, Wichita Development Corporation ("the Company") retained Tanner+Co. of Salt Lake City ("Tanner"), to be the principal accountant engaged to audit the Company's financial statements. This action was taken to replace the firm of Mantyla & McReynolds who had previously resigned as the Company's principal accountant. The Company's board of directors approved the engagement of Tanner as the principal accountant. Tanner is a Utah-based public accounting and auditing firm that specializes in SEC reporting companies.

          Prior to engaging Tanner, the Company did not consult Tanner regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

          The Company has previously filed an 8-K regarding the resignation of Mantyla & McReynolds on September 18, 2001, reference is made to that filing for all details regarding the resignation of the company's prior principal accountant.

     On October 19, 2001, the Company filed a Form 8-K reporting:

          On October 17, 2001, the Company entered into a Stock Purchase Agreement with Axia Group, Inc. wherein the Company agreed to purchase from Axia Group, Inc., a Nevada corporation, approximately 85.6% of the issued and outstanding shares of Kearns Development Corporation ("Kearns"), a Nevada corporation which owns real estate consisting of a fully rented office building located in Salt Lake County, Utah. The Company will receive 18,100,000 shares of Kearns common stock in exchange for 80,000,000 shares of the Company's common stock; and

          On October 1, 2001, Mel S. Martin and Edward T. Wells accepted appointment as directors of the Corporation. On October 5, 2001, Jim Dendy accepted appointment as a director of the Corporation. On October 12, 2001, the Board of Directors appointed Edward T. Wells to serve as CEO of the Company and Mel S. Martin to serve as Corporate Secretary.

     On December 4, 2001, the Company filed a Form 8-K/A, amending the Form 8-K filed October 19, 2001, to include pro forma financial statements as required by Item 7 of Form 8-K.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April, 2002.

                                         Wichita Development Corporation




                                         Edward T. Wells, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date




  /s/ Edward T. Wells        President and Director             April 5, 2002
-----------------
Edward T. Wells


 /s/ Mel S. Martin
-----------------            Secretary and Director
Mel S. Martin                                                   April 5, 2002


 /s/ Jim Dendy
-----------------            Vice-President and Director
Jim Dendy                                                       April 5, 2002

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

10(ii)            *          Purchase  Agreement dated October 17, 2000 between
                             the Company and its parent, Kelly's Coffee Group, Inc.(Incorporated by reference from Form 8-K filed
                             October 19, 2000).

10(iii)           *          Stock Purchase Agreement dated January 12, 2001
                             between the Company and Axia Group, Inc.
                             (Incorporated by reference from Form 10-KSB filed
                             March 28, 2001).

10(iv)            *          Stock Purchase  Agreement dated March 1, 2001
                             between the Company and Axia Group,  Inc.
                             (Incorporated  by reference from Form 10-KSB filed
                             March 28, 2001).

10(v)             *          Promissory  Note dated April 30, 2001 between
                             Wichita and Salt Lake  Development,  Inc.
                             (Incorporated  by reference from Form 10-QSB filed
                             July 23, 2001).

10(vi)            *          Promissory Note dated June 5, 2001 between Wichita
                             and Axia Group, Inc. (Incorporated by reference from Form 10-QSB filed July 23, 2001).

10(vii)           21         Promissory Note dated September 6, 2001 between
                             Wichita and West Jordan Real Estate Holdings, Inc.

* Incorporated by reference from previous filings as indicated.

EXHIBIT 10(VII)

Non-Recourse, $ 16,849.43
                                                        Dated: September 6, 2001

                                 PROMISSORY NOTE

     FOR VALUE RECEIVED, West Jordan Real Estate Holdings, Inc., a Utah corporation ("Maker"), promises to pay to Wichita Development Corporation a Nevada corporation ("Holder"), or order, Sixteen Thousand Eight Hundred Forty Nine and 43/100 ($16,849.43).

     1. Payments. The principal on the obligation represented hereby shall be repaid in one lump sum, six months from the date hereof.

     2. Interest. The obligation shall bear no interest, if unpaid thirty days after the date hereof, interest shall then be charged at the rate of ten percent (10%) per annum.

     3. Type and Place of Payments. Payments of principal and interest shall be made in lawful money of the United States of America to the above-named Holder in Salt Lake City, Utah, or order.

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


     Maker: West Jordan Real Estate Holdings, Inc.


     By:         /s/ Richard D. Surber
              ------------------------
     Name:    Richard D. Surber
     Title:   President


                              EXTENSION OF DUE DATE

For good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties above named extend the due date of the above promissory note from March 6, 2002 to March 30, 2003

Dated this 1st day of March 2002

Wichita Development Corporation


By     /s/ Edward T. Wells
     --------------------------
     Edward T. Wells, President

West Jordan Real Estate Holdings, Inc.


By     /s/ Richard D. Surber
     ----------------------------
     Richard D. Surber, President

1 Real Estate Market Summary,  Wichita,  Kansas, "Forecast 2001" at 7. Published
  by J.P.  Weigand & Sons, Inc.  Wichita,  Kansas.
2 Id.
3 Id.
4 Wichita Business Journal, Fall 2001 Leasing and Office Design Guide, at 8, 11.