Form 10QSB
period 2002-03-31
WICHITA DEVELOPMENT CORP
filed 2002-05-15
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

                                 Yes  XX     No
                                     ----        ----

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 14, 2002 was 104,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of March 31, 2002...................................4

Unaudited Statement of Operations for the three months ended March 31, 2002 and
2001...........................................................................6

Unaudited Statement of Cash Flows for the three months ended March 31, 2002 and
2001...........................................................................7

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

SIGNATURES....................................................................14

INDEX TO EXHIBITS.............................................................15












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 9 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         WICHITA DEVELOPMENT CORPORATION
                      Consolidated Unaudited Balance Sheet
                                 March 31, 2002



                                                            March 31, 2002
                                                            -------------
ASSETS

   Current Assets
      Cash                                                  $     158,139
      Prepaid expenses                                              3,703
      Accounts receivable                                           4,282
      Notes receivable                                             85,000
      Notes receivable - related parties                           50,824
      Marketable securities - trading                              51,751
                                                            -------------
          Total Current Assets                                    353,699

   Fixed Assets
      Property and equipment, net                               1,119,484
      Land                                                        200,000
                                                            -------------
          Total Fixed Assets                                    1,319,484

   Other Assets
      Related party notes receivable                               65,382
      Marketable securities - available for sale                  220,325
      Other assets                                                 49,082
                                                            -------------
          Total Other Assets                                      334,789

TOTAL ASSETS                                                $   2,007,972
                                                            =============



                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Consolidated Unaudited Balance Sheet
                                   (continued)
                                 March 31, 2002


                                                                                        March 31, 2002
                                                                                        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                                  $      8,609
      Payable to related parties                                                             156,506
      Income taxes payable                                                                    40,628
      Unearned rent                                                                           22,462
      Current portion of Long-Term debt                                                      620,053
                                                                                        ------------
          Total Current Liabilities                                                          848,258

   Long Term Liabilities                                                                     890,177
       Less: Current portion                                                               (620,053)
                                                                                        ------------
   Total Long Term Liabilities                                                               270,124

TOTAL LIABILITIES                                                                          1,118,382

STOCKHOLDERS' EQUITY
      Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding - Common stock - 200,000,000 shares authorized at $0.001 par; 104,322
           104,321,646 shares issued and outstanding
      Paid in capital                                                                        661,572
      Treasury stock - 100,210 shares @ $.013/ share                                         (1,277)
      Unrealized gain (loss) on securities                                                 (197,312)
      Retained earnings                                                                      322,285
TOTAL STOCKHOLDERS' EQUITY                                                                   889,590
                                                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  2,007,972
                                                                                        ============

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Consolidated Statements of Operations
               for the three months ended March 31, 2002 and 2001


                                                                   Three months    Three months
                                                                     ended            ended
                                                                  March 31, 2002  March 31, 2001
                                                                  -------------- --------------

Rental revenues                                                   $       99,148 $      108,460

General and administrative expenses                                       94,570         97,928
                                                                  -------------- --------------
          Net income from rental operations                                4,578         10,532

Other income (expense)
   Interest income                                                         1,615          6,233
   Interest expense                                                     (29,160)              -
   Gain (loss) on sale of securities                                      (6360)        (3,991)
   Unrealized holding gain (loss) on securities                             3627         18,519
                                                                  -------------- --------------
          Total other income (expense)                                  (30,278)         20,761
                                                                  -------------- --------------
Income (loss) before tax                                                (25,700)         31,293

                                                                  -------------- --------------
Provision (benefit) for income taxes                                      10,793       (14,727)
                                                                  -------------- --------------

Net income (loss)                                                 $     (14,907) $       16,566
                                                                  ============== ==============

Net income (loss) per common share                                $         0.00 $         0.00
                                                                  ============== ==============

Weighted average shares outstanding                                  104,322,000     19,911,089
                                                                  ============== ==============




                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Consolidated Statements of Cash Flows
                           for the three months ended
                             March 31, 2002 and 2001

                                                                       Three months ended March 31,
Cash Flows from Operating Activities:                                      2002         2001
                                                                        ------------ -----------

Net Income (loss)                                                       $   (14,907) $    16,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                              4,664       3,663
    Closing costs added to loan                                                3,981           -
    Realized loss on sale of securities                                        6,360           -
    Unrealized holding gain on trading securities                            (3,627)           -
    Decrease (increase) in prepaid expenses                                  (3,703)     (3,089)
    Decrease (increase) in accounts receivable                                16,631           -
    Decrease (increase) in securities                                              -   (445,266)
    Increase (decrease) in accounts payable                                    8,609     (7,810)
    Increase (decrease) in accrued liabilities                               (7,145)           -
    Increase (decrease) in unearned rent                                    (11,231)           -
    Increase (decrease) in income tax payable                               (10,793)      14,727
                                                                        ------------ -----------
       Net Cash Provided by/(Used in) Operating  Activities                 (11,161)   (421,209)

Cash Flows from Investing Activities:
    Decrease (increase) in notes receivable                                 (54,801)    (55,000)
    Proceeds from sale of securities                                           7,187           -
                                                                        ------------ -----------
       Net Cash Provided by/(Used in) Investing Activities                  (47,614)    (55,000)

Cash Flows from Financing Activities:
------------------------------------
    Increase in (payment of) long-term debt                                  (3,465)     274,825
    Issued stock for securities                                                    -     104,763
    Purchase of treasury stock                                               (1,277)           -
    Increase in amount due to related party                                   26,700    (99,838)
    Issued stock for debt settlement                                               -     147,591
                                                                        ------------ -----------
       Net Cash Provided by/(Used in) Financing Activities                    21,958     427,341

Net Increase(decrease) in Cash                                              (36,817)    (48,868)

Beginning Cash Balance                                                       194,956     480,483
                                                                        ------------ -----------

Ending Cash Balance                                                     $    158,139 $   431,615
                                                                        ============ ===========

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $     29,159 $     2,514
  Cash paid during the year for income taxes                            $          0 $         0

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                     Notes to Unaudited Financial Statements
                                 March 31, 2002

NOTE 1            Summary of Significant Accounting Policies
                  ------------------------------------------

         Nature of Operations

          Wichita Development Corporation was organized under the laws of the State of Nevada on February 15, 1996 as Cyberbotanical, Inc. The Company was in development stage until August 30, 2000, at which time it purchased a building in Wichita, Kansas, known as the Board of Trade Center. On October 12, 2000, the Company changed its name to Wichita Development Corporation. On October 17, 2001, the Company purchased Kearns Development Corporation, a majority owned subsidiary of Axia Group, Inc. in exchange for issuing 80,000,000 shares of common stock to Axia Group, Inc. As a result of the transaction, Kearns became an 85.6 % owned subsidiary of the Company and the Company has become an 85.5% owned subsidiary of Axia Group, Inc. The consolidated financial statements include the accounts of Wichita Development Corporation (Wichita), its wholly- owned subsidiary Wichita Properties, Inc. (WPI), and its 85.6% owned subsidiary Kearns Development, Inc. (Kearns) (collectively the Company). All significant intercompany account balances have been eliminated in consolidation. The Company is engaged in the operation of real estate to produce rental income.

         Net Income Per Common Share

          Net income per common share is based on the weighted average number of shares outstanding.

NOTE 2            Comprehensive Income
                  --------------------

          Comprehensive income was $77,772 and $16,566 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 3            Basis of Presentation
                  ---------------------

          The accompanying consolidated unaudited condensed finanical statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles in the United States and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information filed in the Form 10-KSB for the period ended December 31, 2001.

General

Our business plan for the next twelve months involves the continued operation of our office building in Wichita Kansas coupled with our ongoing attempts to locate and acquire additional commercial office space in the Wichita area and elsewhere.

Results of Operations

The Company recorded $99,148 and $108,460 in rental revenues for the quarters ended March 31 2002 and 2001, respectively. The decrease is attributable to the loss of a major tenant in the Wichita building.

Income / Losses

Net loss for the quarter ended March 31 2002, was $14,907 compared to a net income of $16,566 for the quarter ended March 31, 2001. The reason for the change in net income is due to the addition of interest expenses from the financing obtained on the Wichita building not present in the previous year coupled with the decrease in revenue noted above.

Expenses

General and administrative expenses for the quarter ended March 31, 2002, were $94,570 compared to $97,928 for the comparable period in 2001. The decrease in general and administrative expenses resulted from efforts to streamline operations. Note that in the current year there are two buildings, the Kearns building and the Wichita building, being operated for less than the Wichita building alone in the previous year.

The Company had $4,664 in depreciation and amortization expense for the quarter ended March 31, 2002, and $3,663 for the comparable period in 2001.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's had a net working capital deficit of $494,559 on March 31, 2002, compared to a working capital deficit of $497,416 at December 31, 2001. The decrease in working capital deficit was attributable to the current portion of long term debt attributable to our subsidiary company's loan with Brighton Bank. The loan is due to be refinanced, but until that is completed, it is reflected as a current liability.

Cash flow used in operating activities were $11,161 for the quarter ended March 31, 2002, and $421,209 for the comparable period in 2001. The decrease was due to a lack of changes in securities.

Cash flow used by investing activities was $47,614 for the quarter ended March 31, 2002 and $55,000 for the comparable period in 2001.

Cash flow generated from financing activities was $21,958 for the quarter ended March 31, 2002, and $427,341 for the comparable period in 2001. The decrease was due to not incurring long term debt financing and a lack of issuances of stock for debt settlement and securities purchases.

Expected Cash Requirements

On March 31, 2002, we had $158,139 in cash on hand. One of our subsidiaries, Kearns Development, has a mortgage note that comes due on May 28, 2002. Efforts to refinance the note are currently proceeding with two separate financing entities. It is anticipated that the note will be refinanced for with a 20 year amortization and a 10 year balloon payment at prevailing rates. However, since the financing is not yet completed, the Company is reflecting the entire payoff amount as a current liability and there can be no guarantee that the note refinancing will be completed. In the event this occurs, the Company will need to liquidate assets to satisfy the note and may have to sell assets at a significant discount to obtain sufficient liquidity There can also be no guarantee that operating costs will remain constant through the end of the year 2002.

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

Expected Purchase or Sale of Plant and Equipment

We have no current plan for the purchase of any specific additional plant or equipment. However, we are investigating the feasibility of purchasing additional commercial real estate. We are using the services of a licensed real estate broker to suggest potential properties for our consideration. We have investigated a number of potential properties and are continuing to consider the purchase of additional office properties.

Expected Changes in Number of Employees

We currently have one part-time employee, Edward T. Wells. The Trade Center Building is currently managed by a resident property management company and the Kearns building is being managed by a subsidiary of Axia Group, Inc., our parent corporation. We do not expect to hire any additional employees in the coming twelve month period.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2002.




WICHITA DEVELOPMENT CORPORATION.



 /s/ Edward T. Wells                      Date: May 15, 2002
-----------------------
Edward T. Wells
President and Director






















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














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY