Form 10QSB
period 2002-06-30
WICHITA DEVELOPMENT CORP
filed 2002-08-14
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)     =               Identification No.)





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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 12, 2002 was 104,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Balance Sheet as of June 30, 2002....................................4

Unaudited Statement of Operations for the three and six months ended
June 30, 2002 and 2001.........................................................6

Unaudited Statement of Cash Flows for the six months ended
June 30, 2002 and 2001.........................................................7

Notes to Condensed Financial Statements........................................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS .................................9


                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................11

INDEX TO EXHIBITS.............................................................12












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Balance Sheet
                                  June 30, 2002



                                                                  June 30, 2002
                                                                  -------------
ASSETS

   Current Assets
      Cash                                                        $      84,172
      Prepaid expenses                                                    2,469
      Accounts receivable                                                    86
      Notes receivable                                                   75,212
      Notes receivable - Related parties                                 49,223
      Securities available for sale - short term                         29,051
                                                                  -------------
          Total Current Assets                                          240,213

   Fixed Assets
      Property and equipment, net                                     1,112,029
      Land                                                              200,000
                                                                  -------------
          Total Fixed Assets                                          1,312,029

   Other Assets
      Securities available for sale - long term                         304,908
      Other assets                                                       49,082
                                                                  -------------
          Total Other Assets                                            353,990

TOTAL ASSETS                                                      $   1,906,232
                                                                  =============

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Balance Sheet
                                   (continued)
                                  June 30, 2002


                                                                                       June 30, 2002
                                                                                        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                                  $       584
      Payable to related parties                                                            112,954
      Income taxes payable                                                                   40,628
      Unearned rent                                                                          11,231
      Current portion of Long-Term debt                                                     615,831
                                                                                        -----------
          Total Current Liabilities                                                         781,228

   Long Term Debt                                                                           885,290
       Less: Current portion                                                               (615,831)
                                                                                        -----------
   Total Long Term Debt                                                                     269,459

TOTAL LIABILITIES                                                                         1,050,687

STOCKHOLDERS' EQUITY
       Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding - Common stock - 200,000,000 shares authorized at $0.001 par; 104,322
          104,321,646 shares issued and outstanding
      Paid in capital                                                                       661,870
      Retained earnings                                                                     287,047
      Unrealized loss on securities                                                        (192,353)
      Treasury Stock (450,210 shares at $.012 per share)                                     (5,341)
TOTAL STOCKHOLDERS' EQUITY                                                                  855,545
                                                                                        -----------
                                                                                        $ 1,906,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        ===========

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                 Unaudited Consolidated Statements of Operations
            for the three and six months ended June 30, 2002 and 2001


                                                       Three months ended         Six months ended
                                                            June 30,                June 30,
                                                      2002         2001         2002        2001
                                                 ------------- ----------- ------------ -----------

Rental revenues                                  $      80,119 $    70,844 $    179,267 $   179,304

General and administrative expenses                     84,303      67,098      179,196     165,026
                                                 ------------- ----------- ------------ -----------
          Net income from rental operation             (4,184)       3,746           71      14,278

Other income (expense)
   Interest income (expense)                          (19,272)     (4,633)     (46,817)       1,600
   Gain (loss) on sale of securities                  (11,458)           -     (14,192)     (3,991)
   Unrealized gain (loss) on securities                      -    (10,025)            -       8,494
                                                 ------------- ----------- ------------ -----------
          Total other income (expense)                (30,730)    (14,658)     (61,009)       6,103
                                                 ------------- ----------- ------------ -----------
Income (loss) before tax                              (34,914)    (10,912)     (60,938)      20,381

                                                 ------------- ----------- ------------ -----------
Provision for income taxes - Notes 1 & 3                     -       4,825       10,793     (9,902)

                                                 ------------- ----------- ------------ -----------

Net income (loss)                                $    (34,914)    $(6,087) $   (50,145) $    10,479
                                                 ============= =========== ============ ===========

Net income (loss) per common share               $        0.00 $      0.00 $       0.00 $      0.00
                                                 ============= =========== ============ ===========

Weighted average shares outstanding                104,322,000  24,322,000  104,322,000  22,116,000
                                                 ============= =========== ============ ===========



                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                 Unaudited Consolidated Statements of Cash Flows
                            for the six months ended
                             June 30, 2002 and 2001


                                                                                   Six months ended
                                                                                      June 30,
Cash Flows from Operating Activities:                                             2002         2001
-------------------------------------
                                                                               ----------  ------------

Net Income (loss)                                                              $ (50,145)  $     10,479
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                  12,119         7,326
    Closing costs added to loan                                                     3,981             -
    Realized loss on sale of securities                                            14,362             -
    Decrease (increase) in prepaid expenses                                       (2,469)       (2,059)
    Decrease (increase) in securities                                                   -     (525,183)
    Decrease (increase) in accounts receivable                                     20,827             -
    Increase (decrease) in accounts payable                                           584       (7,810)
    Increase (decrease) in accrued liabilities                                    (7,145)             -
    Increase (decrease) in unearned rent                                         (22,462)             -
    Increase (decrease) in income tax payable                                    (10,793)         9,902
                                                                               ----------  ------------
       Net Cash Used in Operating  Activities                                    (41,141)     (507,345)

Cash Flows from Investing Activities:
    Decrease (increase) in notes receivable                                      (46,284)     (129,938)
    Proceeds from sale of securities                                                7,187             -
                                                                               ----------  ------------
       Net Cash Provided by/(Used for) Investing Activities                      (39,097)     (129,938)

Cash Flows from Financing Activities:
------------------------------------
    Increase in (payment of) long-term debt                                       (8,352)       274,293
    Issued stock for securities                                                         -       104,763
    Purchase of treasury stock                                                    (5,341)     (154,321)
    Issued stock for debt settlement                                                    -       147,591
    Increase in amount due to related party                                      (16,853)             -
                                                                               ----------  ------------
        Net Cash Provided by/(Used for) Financing Activities                     (30,546)       372,326

                       Net Increase(decrease) in Cash                           (110,784)     (264,957)

Beginning Cash Balance                                                            194,956       480,483
                                                                               ----------  ------------

Ending Cash Balance                                                            $   84,172  $    215,526
                                                                               ==========  ============

Supplemental Disclosure Information:
  Cash paid during the period for interest                                     $   50,894  $     43,892
  Cash paid during the period for income taxes                                 $        0  $      1,890


                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                     Notes to Unaudited Financial Statements
                                  June 30, 2002

NOTE 1            Summary of Significant Accounting Policies
                  ------------------------------------------

         Nature of Operations

          Wichita Development Corporation ("Wichita") was organized under the laws of the State of Nevada on February 15, 1996 as Cyberbotanical, Inc. The Company was in development stage until August 30, 2000, at which time it purchased a building in Wichita, Kansas, known as the Board of Trade Center. On October 12, 2000, the Company changed its name to Wichita Development Corporation. On October 17, 2001, the Company purchased Kearns Development Corporation, a majority owned subsidiary of Axia Group, Inc. in exchange for issuing 80,000,000 shares of common stock to Axia Group, Inc. As a result of the transaction, Kearns became an 85.6 % owned subsidiary of the Company and the Company has become an 85.5% owned subsidiary of Axia Group, Inc. Axia Group, Inc. in a restructuring, transferred these shares to Nexia Holdings, Inc. a holding company subsidiary of Axia, making the Company a subsidiary of Nexia Holdings, Inc. The consolidated financial statements include the accounts of Wichita, its wholly-owned subsidiary Wichita Properties, Inc. (WPI), and its 85.6% owned subsidiary Kearns Development, Inc. (Kearns) (collectively the "Company"). All significant intercompany account balances have been eliminated in consolidation. The Company is engaged in the operation of real estate to produce rental income.

         Net Income (Loss) Per Common Share

          Net income (loss) per common share is based on the weighted average number of shares outstanding.

NOTE 2    Basis of Presentation

          The accompanying consolidated unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United
          States and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002


NOTE 3     Debt Settlement

          On June 14 , 2002, the Company entered into a settlement agreement with Axia Group, Inc. and West Jordan Real Estate Holdings, Inc. to settle debts with each of these companies in exchange for restricted shares of the common stock of Axia Group, Inc. to be valued at a 50% discount to the closing price on the date of the agreement. Total debt, including accrued interest, of $68,253.54 was settled in exchange for the issuance of 1,365,070 restricted shares of the common stock of Axia Group, Inc. Axia is a parent corporation to the Company and West Jordan is a subsidiary of Axia. The settlement of these debts were treated as settlement of related party debts and are reflected in the financial statements for June 30, 2002.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information filed in the Form 10-KSB for the period ended December 31, 2001.

General

Our business plan for the next twelve months involves the continued operation of our office buildings in Wichita, Kansas and Kearns, Utah coupled with our ongoing attempts to locate and acquire additional commercial office space.

Results of Operations

The Company recorded $80,119 and $70,844 in rental revenues for the quarters ended June 30, 2002 and 2001, respectively. The change is due to an increase from the inclusion of the Kearns property partially offset by a decrease in occupancy rates in the Wichita property.

During the quarter the Company agreed to resolve debts owned to the Company by Axia Group, Inc., a parent corporation to the Company and West Jordan Real Estate Holdings, Inc. a subsidiary of Axia Group as well. The terms of the settlement are that the Company agreed to accept restricted shares of Axia Group, Inc. common stock valued at 50% of the lowest bid price in settlement of a total of $68,253.54 in debts owed to the Company by the named companies. The total number of shares of Axia common stock to be delivered to the Company pursuant to the agreement to settle these debts has been calculated to be 1,365,070 shares. The transaction was approved by all members of the board of directors.

Income / Losses

Net loss for the quarter ended June 30, 2002, was $34,914 compared to a net loss of $6,087 for the quarter ended June 30, 2001. The reason for the change in net income is due to the addition of interest expenses from the financing obtained on the Wichita building not present in the previous year coupled with the increase in overhead related to loan renegotiations.

Net loss for the six months ended June 30, 2002, was $50,145 compared to a net gain of $10,479 for the six months ended June 30, 2001. The losses are attributable to a decrease in occupancy rates and the additional interest expenses from the financing obtained on the Wichita building not present in the previous year coupled with the increase in overhead related to loan renegotiations.

Expenses

General and administrative expenses for the quarter ended June 30, 2002, were $84,303 compared to $67,098 for the comparable period in 2001. The increase in general and administrative expenses resulted from costs related to renegotiating the Kearns Development property loans of approximately $5,000. Note that in the current year there are two buildings, the Kearns building and the Wichita building being operated as compared to the Wichita building alone in the previous year.

General and administrative expenses for the six months ended June 30, 2002, were $179,196 compared to $165,026 for the comparable period in 2001.

The Company had $7,455 in depreciation and amortization expense for the quarter ended June 30, 2002, and $3,663 for the comparable period in 2001.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's had a net working capital deficit of $541,015 on June 30, 2002, compared to a working capital deficit of $497,416 at December 31, 2001. The increase in working capital deficit was attributable to the current portion of long term debt attributable to our subsidiary company's loan with Brighton Bank. Subsequent to the end of the quarter, this loan was refinanced on July 11,2002 for an additional 2 years. This will make a dramatic change in the working capital position of the Company on the next quarter's financial statements.

Cash flow used in operating activities were $45,268 for the quarter ended June 30, 2002, and $507,345 for the comparable period in 2001.

Cash flow used by investing activities was $39,097 for the quarter ended June 30, 2002, and $129,938 for the comparable period in 2001.

Cash flow used in financing activities was $26,565 for the quarter ended June 30, 2002, compared to cash flow generated by financing activities of $372,326 for the comparable period in 2001. The decrease was due to a lack of proceeds from long term debt financing and a lack of issuances of stock for debt settlement and securities purchases.

Expected Cash Requirements

On June 30, 2002, we had $84,172 in cash on hand. One of our subsidiaries, Kearns Development, had a mortgage note that came due on June 28, 2002. The note with Brighton Bank was refinanced on July 11, 2002, for two years in the amount of $619,000. The terms of the note extension provide for interest at 9% per annum, a monthly payment of $5,631.80 with a final payment due on July 12, 2004 of $601,757 and that the Company establish a money market account with the bank in the sum of $50,000 to serve as collateral for the loan.

Efforts to refinance the note with a longer term are proceeding. It is anticipated that the note will be refinanced with a 15 year amortization at prevailing rates. The Company reflected the entire payoff amount as a current liability for the period ended June 30, 2002, since the note extension was not completed until July. There can be no guarantee that operating costs will remain constant through the end of the year 2002.

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

Expected Changes in Number of Employees

We currently have one part-time employee, Edward T. Wells. The Trade Center Building is currently managed by a resident property management company and the Kearns building is being managed by a subsidiary of Nexia Holdings, Inc., our parent corporation. We do not expect to hire any additional employees in the coming twelve month period.

Appointment of Director

On April 10, 2002, the Board of Directors appointed Richard D. Surber to the board as a director and additionally appointed him as a vice-president of the Company. Mr. Surber is currently the President of the Company's parent corporations Nexia Holdings Inc. and Axia Group, Inc.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of August, 2002.

WICHITA DEVELOPMENT CORPORATION.



 /s/ Edward T. Wells                       Date: August 13, 2002
----------------------
Edward T. Wells
President and Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Wichita Development Corporation (the" Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Edward T. Wells, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


           /s/ Edward T. Wells
         ---------------------------------
         Edward T. Wells
         Sole Executive Officer
         August 13, 2002

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

                                    Material Contracts

10(i)             14                Change in Terms Agreement, Brighton Bank and
                                    the Company to extend term of a mortgage
                                    note in the sum of $619,995.31 through July
                                    12, 2004 at 9% interest.














                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY

                            CHANGE IN TERMS AGREEMENT

Borrower:     Kearns Development Corporation,         Lender:  Brighton Bank
              previously known as Cyberstudio, Inc.   City Center Office
              286 West 400 South, Ste. 300            311 South State Street
              Salt Lake City, Utah 84101              Salt Lake City, UT 84111


Principal Amount: $619,995.31           Interest Rate: 9.000%
                    Date of Agreement: July 11, 2002

FOR VALUABLE CONSIDERATION, Lender and Borrower agree to the following changes in Borrower's obligation:

DESCRIPTION OF EXISTING INDEBTEDNESS. Promissory Note dated November 29, 2000 in the principal amount of $625,000.00 maturing on December 2, 2001.

DESCRIPTION OF COLLATERAL. Deed of Trust dated November 29, 2000 on property located at 4115 West Sams Boulevard, Kearns, Utah 84118 and Assignment of Deposit Account dated November 29, 2000.

DESCRIPTION OF CHANGE IN TERMS. The maturity date is changed to July 12, 2004, the rate is changed from a fixed rate of 9.25% to a fixed rate of 9.00% and the balance in the Money Market Account #61-90848-9 will be increased to $50,000.00 with a minimum balance of $20,000.00 to remain permanently as collateral.

PROMISE TO PAY. Kearns Development Corporation previously known as Cyberstudio, Inc. ("Borrower") promises to pay to BRIGHTON BANK ("Lender"), or order, in lawful money of the United States of America, the principal amount of Six Hundred Nineteen Thousand Nin Hundred Ninety-five & 31/100 Dollars
($619,995.31), together with interest at the rate of 9.00% per annum on the unpaid principal balance from July 12, 2002, until paid in full.

PAYMENT. Borrower will pay this loan on demand. Payment in full is due immediately upon Lender's demand. If no demand is made, Borrower will pay this loan in 23 regular payments of $5,631.80 each and one irregular last payment estimated at $601,757.15. Borrower's first payment id due August 12, 2002, and all subsequent payments are due on the same day of each month after that. Borrower's final payment will be due on July 12, 2004, and will be for all principal and all accrued interest not yet paid. Payments include principal and interest. Interest on this Agreement is computed on a 365/360 simple interest basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such place as Lender may designate in writing.

PREPAYMENT. Borrower agrees that all loan fees and other prepaid finance charges are earned fully as of the date of the loan will not be subject to refund upon early payment (whether voluntary or as a result of default), except as otherwise required by law. Except for the foregoing, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments under the payment schedule. Rather, early payments will reduce the principal balance due and may result in Borrower's making fewer payments. Borrower agrees not to send Lender payments marker "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Agreement, and Borrower will remain obligated to pay any further amount owed to Lender. All written communication concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to:
BRIGHTON BANK, 7101 South Highland Drive, Salt Lake, UT 84121.

LATE CHARGE. If a payment is 10 days or more late, Borrower will be charged 5.000% of the regularly scheduled payment or $25.00, whichever is greater.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the interest rate on this Agreement 2.000 percentage points. The interest rate will not exceed the maximum rate permitted by applicable law.

LENDER'S RIGHTS. Upon Lender's demand, Lender may declare the entire principal balance on this Agreement and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEY'S FEES; EXPENSES. Lender may hire or pay someone else to help collect this Agreement if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including without limitation all reasonable attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower will pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. Lender and Borrower hereby waive the right to any jury trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING LAW. This Agreement will be governed by, construed and enforced in accordance with federal law and the laws of the State of Utah. This Agreement has been accepted by Lender in the State of Utah.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $20.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, os some other account). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts, and, at Lender's option, to administratively freeze all such accounts to allow Lender to protect Lender's charge and setoff rights provided in this paragraph.

COLLATERAL. Borrower acknowledges this Agreement is secured by Deed of Trust dated November 29, 2000 on property located at 4115 West Sams Boulevard, Kearns, Utah 84118 and a Assignment of Deposit Account dated December 28, 2001 (Brighton Bank Money Market Account $61-90848-9 for $20,000.00).

CONTINUING VALIDITY. Except as expressly changed by this Agreement, the terms of the original obligations, including all agreements evidenced or securing the obligation(s), remain unchanged and in full force and effect. Consent by Lender to this Agreement does not waive Lender's right to strict performance of the obligation(s) as changed, nor obligate Lender to make any future change in terms. Nothing in this Agreement will constitute a satisfaction of the obligation(s). It is the intention of lender to retain as liable parties all makers and endorsers of the original obligation(s), including accommodation parties, unless a party is expressly released by Lender in writing. Any maker or endorser, including accommodation makers, will not be released by virtue of this Agreement. If any person who signed the original obligation does not sign this Agreement below, then all persons signing below acknowledge that this Agreement is given conditionally, based on the representation to Lender that the non-signing party consents to the changes and provisions of this Agreement or otherwise will not be released by it. This waiver applies not only to any initial extension, modification or release, but also to all such subsequent actions.

FINANCIAL STATEMENTS. Borrower will furnish Lender with a Balance Sheet and Income Statement as of the end of each fiscal year, as soon as it becomes available, but in no event later than sixty (60) days after the end of that fiscal year.

MONEY MARKET ACCOUNT. The borrower may use up to $30,000.00 of the $50,000.00 from the Brighton Bank Money Market Account #61-90848-9 during the term of the loan. $20,000 in account #61- 90848-9 will be permanent collateral.

PRIOR NOTE. a Promissory Note dated November 29, 2000 from Cyberstudio, Inc. to Brighton Bank.

SUCCESSORS AND ASSIGNS. Subject to any limitations stated in this Agreement on transfer of Borrower's interest, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. If ownership of the Collateral becomes vested in persons other than Borrower, Lender, without notice to Borrower, may deal with Borrower's successors with reference to this Agreement and the Indebtedness by way of forbearance or extension without releasing Borrower from the obligations of this Agreement or liability under the Indebtedness.

NOTIFY US OF INACCURATE INFORMATION WE REPORT TO CONSUMER REPORTING AGENCIES. Please notify us if we report any inaccurate information about your account(s) to a consumer reporting agency. Your written notice describing the specific inaccuracy(ies) should be sent to us at the following address: Brighton Bank 7101 South Highland Drive Salt Lake, UT 84121.

MISCELLANEOUS PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Agreement without losing them. Borrower and any other person who signs, guarantees or endorses this Agreement, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Agreement, and unless otherwise expressly stated in writing, no party who signs this Agreement, whether as maker, guaranty, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Agreement are joint and several.

FINAL AGREEMENT. Borrower understands that this Agreement and the related loan documents are the final expression of the agreement between Lender and Borrower and may not be contradicted by evidence of any alleged oral agreement.

PRIOR TO SIGNING THIS AGREEMENT, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS AGREEMENT, BORROWER AGREES TO THE TERMS OF THE AGREEMENT.

CIT SIGNERS:

KEARNS DEVELOPMENT CORPORATION PREVIOUSLY KNOWN AS CYBERSTUDIO, INC.

By:    /s/ Richard D. Surber
     -------------------------
         Richard D. Surber, President of Kearns Development Corporation previously known as Cyberstudio, Inc.
LENDER:

BRIGHTON BANK
     /s/ Kent Nelson
   -----------------------
         Authorized Signer