Form 10QSB
period 2002-09-30
WICHITA DEVELOPMENT CORP
filed 2002-11-19
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 19, 2002 was 104,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Consolidated Condensed Balance Sheet as of September 30, 2002........4

Unaudited Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2002 and 2001..................................6

Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2002 and 2001..............................................7

Notes to Unaudited Consolidated Condensed Financial Statements.................8


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................11

INDEX TO EXHIBITS.............................................................12












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Wichita Development Corporation, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 7 and are incorporated herein by this reference.




























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Balance Sheet
                               September 30, 2002



                                                               September 30,
                                                                   2002
                                                               ------------
ASSETS

   Current Assets
      Cash                                                     $    107,535
      Restricted Cash                                                20,000
      Prepaid expenses                                                1,235
      Notes receivable                                               75,212
      Notes receivable - Related parties                             49,014
      Securities available for sale - short term                     10,027
      Income Tax Receivable                                          27,776
                                                               ------------
          Total Current Assets                                      290,799

   Fixed Assets
      Property and equipment, net                                 1,104,574
      Land                                                          200,000
                                                               ------------
          Total Fixed Assets                                      1,304,574

   Other Assets
      Securities available for sale - long term                     182,945
      Other assets                                                   49,082
                                                               ------------
          Total Other Assets                                        232,027

TOTAL ASSETS                                                   $  1,827,400
                                                               ============

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Balance Sheet
                                   (continued)
                               September 30, 2002


                                                                                        September 30,
                                                                                             2002
                                                                                        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                                  $      5,580
      Payable to related parties                                                             126,856
      Income taxes payable                                                                    40,628
      Unearned rent                                                                           45,561
      Current portion of Long-Term debt                                                      619,584
                                                                                        ------------
          Total Current Liabilities                                                          838,209

   Long Term Debt                                                                            889,132
       Less: Current portion                                                               (619,584)
                                                                                        ------------
   Total Long Term Debt                                                                      269,548

TOTAL LIABILITIES                                                                          1,107,757

STOCKHOLDERS' EQUITY
       Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding - Common stock - 200,000,000 shares authorized at $0.001 par; 104,322
          104,321,646 shares issued and outstanding
      Paid in capital                                                                        661,870
      Retained earnings                                                                      275,076
      Unrealized loss on securities                                                        (316,032)
      Treasury Stock (450,210 shares at $.012 per share)                                     (5,593)
TOTAL STOCKHOLDERS' EQUITY                                                                   719,643
                                                                                        ------------
                                                                                        $  1,827,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        ============

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Statements of
                 Operations for the three and nine months ended
                           September 30, 2002 and 2001


                                                              Three months ended       Nine months ended
                                                                 September 30,           September 30,
                                                            2002         2001           2002       2001
                                                       ------------  ----------- ------------- ------------
Rental revenues                                        $     71,576  $    71,842 $     250,843 $    251,146
General and administrative expenses                          70,876       67,735       250,072      232,760
Interest expense associated with rental revenue              35,794        6,136        86,689        4,537
          Net income from rental operations                 (35,094)      (2,029)      (85,918)      13,849
                                                       ------------  ----------- ------------- ------------

Other income (expense)
   Interest income (expense)                                  1,462            -         5,540            -
   Gain (loss) on sale of securities                        (4,027)            -      (18,219)      (3,991)
   Unrealized gain (loss) on securities                           -     (47,827)             -     (39,333)
                                                       ------------  ----------- ------------- ------------
          Total other income (expense)                      (2,565)     (47,827)      (12,679)     (43,324)
                                                       ------------  ----------- ------------- ------------
Income (loss) before tax                                   (37,659)     (49,856)      (98,597)     (29,475)

                                                       ------------  ----------- ------------- ------------
Provision for income taxes                                   13,934       21,065         8,705       11,163
                                                       ------------  ----------- ------------- ------------

Net income (loss)                                         $(23,725)  $   (28,791)    $(62,116) $   (18,312)
                                                       ============  =========== ============= ============

Net income (loss) per common share                     $       0.00  $      0.00 $        0.00 $       0.00
                                                       ============  =========== ============= ============

Weighted average shares outstanding                     104,322,000   24,322,000   104,322,000   23,400,000
                                                       ============  =========== ============= ============



                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                 Unaudited Consolidated Statements of Cash Flows
                            for the nine months ended
                           September 30, 2002 and 2001


                                                                                  Nine months ended
                                                                                    September 30,
Cash Flows from Operating Activities:                                              2002        2001
                                                                               ----------  ----------

Net Income (loss)                                                              $ (62,116)  $ (18,312)
Adjustments to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                  19,574      10,990
    Closing cost added to loan                                                      6,700           -
    Realized loss on sale of securities                                            18,129           -
    Decrease (increase) in prepaid expenses                                       (1,235)     (1,030)
    Decrease (increase in accounts receivable                                      20,913           -
    Decrease (Increase) in income taxes payable                                  (27,776)           -
    Increase (decrease) in accounts payable                                         5,580     (6,853)
    Increase (decrease in accrued liabilities                                     (7,145)           -
    Increase (decrease) in unearned rent                                           11,868           -
    Increase (decrease) in income tax payable                                    (10,793)    (11,163)
                                                                               ----------  ----------
       Net Cash Used in Operating  Activities                                    (26,302)    (26,368)

Cash Flows from Investing Activities:
    Decrease (increase) in notes receivable                                      (46,075)   (146,725)
    Decrease (increase) in securities                                                   -   (386,306)
    Proceeds from sale of securities                                               20,729           -
                                                                               ----------  ----------
       Net Cash Provided by/(Used in) Investing Activities                       (25,346)   (533,031)

Cash Flows from Financing Activities:
------------------------------------
    Increase in (payment of) long-term debt                                       (7,229)           -
    Increase (decrease) in notes payable                                                -     273,926
    Increase (decrease) in amount due to shareholder                                    -     (6,730)
    Purchase of treasury stock                                                    (5,593)           -
    Increase in amount due to related party                                       (2,951)           -
                                                                               ----------  ----------
        Net Cash Provided by/(Used in) Financing Activities                      (15,773)     267,196

                            Net Decrease in Cash                                 (67,421)   (292,203)

Beginning Cash Balance                                                            194,956     480,483
                                                                               ----------  ----------

Ending Cash Balance                                                            $  127,535  $  188,280
                                                                               ==========  ==========

Supplemental Disclosure Information:
  Cash paid during the period for interest                                     $   86,689  $   17,567
  Cash paid during the period for income taxes                                          -           -


                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                     Notes to Unaudited Financial Statements
                               September 30, 2002

NOTE 1    Summary of Significant Accounting Policies


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

     On June 14 , 2002, the Company entered into a settlement agreement with Axia Group, Inc. and West Jordan Real Estate Holdings, Inc. to settle debts owed by each of these companies in exchange for restricted shares of the common stock of Axia Group, Inc. to be valued at a 50% discount to the closing price on the date of the agreement. Total debt, including accrued interest, of $68,253.54 was settled in exchange for the issuance of 1,365,070 restricted shares of the common stock of Axia Group, Inc. to the Company. Axia is a parent corporation to the Company and West Jordan is a subsidiary of Axia. The settlement of these debts were treated as settlement of related party debts and are reflected in the financial statements for September 30, 2002.

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

Results of Operations

The Company  recorded  $71,576 and $71,842 in rental  revenues  for the quarters ended September 30, 2002 and 2001, respectively. While the addition of the Kearns property in the fourth quarter of 2001 resulted in additional rents of approximately $50,000 per quarter, vacancies in the Wichita property have more than offset the Kearns additions in the current quarter. Since the beginning of 2002, our rents generated from the Wichita property have fallen from approximately $23,000 per month to approximately $13,000 per month.

On June 14, 2002 the Company agreed to resolve debts owed to the Company by Axia Group, Inc., a parent corporation to the Company and West Jordan Real Estate Holdings, Inc. a subsidiary of Axia Group as well. The terms of the settlement are that the Company agreed to accept restricted shares of Axia Group, Inc. common stock valued at 50% of the lowest bid price in settlement of a total of $68,253.54 in debts owed to the Company by the named companies. The total number of shares of Axia common stock to be delivered to the Company pursuant to the agreement to settle these debts has been calculated to be 1,365,070 shares. The transaction was approved by all members of the board of directors.

Income / Losses

Net loss for the quarter ended September 30, 2002, was $23,725 compared to a net loss of $28,791 for the quarter ended September 30, 2001. The reason for the change in net loss is due to the addition of interest expenses from the financing obtained on the Wichita building and the Kearns building not present in the previous year coupled with the increase in overhead related to loan renegotiations.

Net loss for the nine months ended September 30, 2002, was $89,892 compared to a net loss of $18,312 for the nine months ended September 30, 2001. The losses are attributable to a decrease in occupancy rates and the additional interest expenses from the financing obtained on the Wichita building not present in the previous year coupled with the increase in overhead related to loan renegotiations.

Expenses

General and administrative expenses along with costs associated with rental revenue for the quarter ended September 30, 2002, were $106,670 compared to $72,871 for the comparable period in 2001. This increase in expenses resulted from costs related to renegotiating the Kearns Development property loans of approximately $5,000. Note that in the current year there are two buildings, the Kearns building and the Wichita building being operated as compared to the Wichita building alone in the previous year.

General and administrative expenses and costs associated with rental revenue for the nine months ended September 30, 2002, were $236,761 compared to $237,297 for the comparable period in 2001.

The Company had $7,456 in depreciation and amortization expense for the quarter ended September 30, 2002, and $3,664 for the comparable period in 2001.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's had a net working capital deficit of 547,410 on September 30, 2002, compared to a working capital deficit of $497,416 at December 31, 2001. The decrease is due to the mortgage on the Kearns building becoming due within the next twelve months. The Company plans to refinance the mortgage on this building within the current quarter.

Cash flow used in operating activities were $26,302 for the quarter ended September 30, 2002, and $412,674 for the comparable period in 2001.

Cash flow used by investing activities was $25,346 for the quarter ended September 30, 2002, and $146,725 for the comparable period in 2001.

Cash flow used in financing activities was $15,773 for the quarter ended September 30, 2002, compared to cash flow generated by financing activities of $267,196 for the comparable period in 2001. The decrease was due to a lack of proceeds from long term debt financing and a lack of issuances of stock for debt settlement and securities purchases.

Expected Cash Requirements

On September 30, 2002, we had $127,535 in cash on hand. One of our subsidiaries, Kearns Development, had a mortgage note that came due on June 28, 2002. The note with Brighton Bank was refinanced on July 11, 2002, for two years in the amount of $619,000, however such loan may be called by the bank at any time. The terms of the note extension provide for interest at 9% per annum, a monthly payment of $5,631.80 with a final payment due on July 12, 2004 of $601,757 and that the Company establish a money market account with the bank in the sum of $50,000 to serve as collateral for the loan.

Efforts to refinance the note with a longer term are proceeding. We are attempting to refinance the note with a 15 year amortization at prevailing rates, however there can be no guarantee that we will be successful in such efforts. There can be no guarantee that operating costs will remain constant through the end of the year 2002.

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

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of November, 2002.

WICHITA DEVELOPMENT CORPORATION.



 /s/ Edward T. Wells                    Date: November 19 , 2002
-----------------------
Edward T. Wells
President and Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward T. Wells, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wichita Development Corporation, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Wichita Development Corporation as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Golden Opportunity Development Corporation and have:

     (a) designed such internal controls and procedures to ensure that material information relating to Golden Opportunity Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Golden Opportunity Development Corporation's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.   I  have  disclosed,   based  on  my  most  recent  evaluation,  to  Wichita
     Development  Corporation's  auditors  and the audit  committee  of  Wichita
     Development Corporation's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Wichita Development
          Corporation's ability to record, process, summarize and report financial data and have identified for Wichita Development Corporation's auditors any material weaknesses in internal controls; and

     (b)  Any fraud, whether or not material,  that involves management or other
          employees  who  have  a  significant   role  in  Wichita   Development
          Corporation's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

 /s/ Edward T.Wells
-------------------------------------
Edward T. Wells
Wichita Development Corporation, Chief Executive Officer

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














                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY

                            CHANGE IN TERMS AGREEMENT

Borrower:  Kearns Development Corporation, previously    Lender:  Brighton Bank
           known as Cyberstudio, Inc.                         City Center Office
           286 West 400 South, Ste. 300                   311 South State Street
           Salt Lake City, Utah 84101                   Salt Lake City, UT 84111

--------------------------------------------------------------------------------


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

LENDER:

BRIGHTON BANK
    /s/ Authorized signer
   ----------------------
   Authorized Signer

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


           /s/ Edward T.Wells
         ---------------------------------
         Edward T. Wells
         Sole Executive Officer
         November 19, 2002