Form 10QSB/A
period 2002-09-30
WICHITA DEVELOPMENT CORP
filed 2002-11-22
CIK 1016069

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 22, 2002 was 104,321,646.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

Unaudited Consolidated Condensed Balance Sheet as of September 30, 2002........4

Unaudited Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2002 and 2001.......................................6

Unaudited Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2002 and 2001..............................................7

Notes to Unaudited Consolidated Condensed Financial Statements.................8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS .................................9

ITEM 3. CONTROLS AND PROCEDURES ..............................................11

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES....................................................................12

INDEX TO EXHIBITS.............................................................14












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
                                                               ============

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Balance Sheet
                                   (continued)
                               September 30, 2002


                                                                                        September 30,
                                                                                            2002
                                                                                        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                                  $       5,580
      Payable to related parties                                                              126,856
      Income taxes payable                                                                     40,628
      Unearned rent                                                                            45,561
      Current portion of Long-Term debt                                                       619,584
                                                                                        -------------
          Total Current Liabilities                                                           838,209

   Long Term Debt                                                                             889,132
       Less: Current portion                                                                (619,584)
                                                                                        -------------
   Total Long Term Debt                                                                       269,548

TOTAL LIABILITIES                                                                           1,107,757

STOCKHOLDERS' EQUITY
       Preferred stock - 5,000,000 shares authorized at $0.001 par, none issued and outstanding - Common stock - 200,000,000 shares authorized at $0.001 par; 104,322
          104,321,646 shares issued and outstanding
      Paid in capital                                                                         661,870
      Retained earnings                                                                       275,076
      Unrealized loss on securities                                                         (316,032)
      Treasury Stock (450,210 shares at $.012 per share)                                      (5,593)
TOTAL STOCKHOLDERS' EQUITY                                                                    719,643
                                                                                        -------------
                                                                                        $   1,827,400
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        =============

                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                      Unaudited Consolidated Statements of
                 Operations for the three and nine months ended
                           September 30, 2002 and 2001


                                                              Three months ended        Nine months ended
                                                                 September 30,           September 30,
                                                            2002           2001         2002         2001
                                                       -------------  ------------ ------------- ------------

Rental revenues                                        $      71,576  $     71,842 $     250,843 $    251,146
General and administrative expenses                           70,876        67,735       250,072      232,760
Interest expense associated with rental revenue               35,794         6,136        86,689        4,537
                                                       -------------  ------------ ------------- ------------
          Net income from rental operations                  (35,094)       (2,029)      (85,918)      13,849

Other income (expense)
   Interest income (expense)                                   1,462             -         5,540            -
   Gain (loss) on sale of securities                         (4,027)             -      (18,219)      (3,991)
   Unrealized gain (loss) on securities                            -       (47,827)            -     (39,333)
                                                       -------------  ------------ ------------- ------------
          Total other income (expense)                       (2,565)      (47,827)      (12,679)     (43,324)
                                                       -------------  ------------ ------------- ------------
Income (loss) before tax                                    (37,659)      (49,856)      (98,597)     (29,475)

                                                       -------------  ------------ ------------- ------------
Provision for income taxes                                    13,934        21,065        36,481       11,163
                                                       -------------  ------------ ------------- ------------

Net income (loss)                                          $(23,725)  $    (28,791)    $(62,116) $   (18,312)
                                                       =============  ============ ============= ============

Net income (loss) per common share                     $        0.00  $       0.00 $        0.00 $       0.00
                                                       =============  ============ ============= ============

Weighted average shares outstanding                      104,322,000    24,322,000   104,322,000   23,400,000
                                                       =============  ============ ============= ============



                 See accompanying notes to financial statements

                         WICHITA DEVELOPMENT CORPORATION
                 Unaudited Consolidated Statements of Cash Flows
                            for the nine months ended
                           September 30, 2002 and 2001


                                                                                    Nine months ended
                                                                                       September 30,
Cash Flows from Operating Activities:                                              2002          2001
                                                                               -----------  -----------

Net Income (loss)                                                              $  (62,116)  $  (18,312)
Adjustments to reconcile loss to net cash used in operating activities:
    Depreciation and amortization                                                   19,573       10,990
    Closing cost added to loan                                                       6,700            -
    Realized loss on sale of securities                                             18,129            -
    Decrease (increase) in prepaid expenses                                        (1,235)      (1,030)
    Decrease (increase in accounts receivable                                       20,913            -
    Decrease (Increase) in income taxes receivable                                (27,776)            -
    Increase (decrease) in accounts payable                                          5,580      (6,853)
    Increase (decrease in accrued liabilities                                      (7,145)            -
    Increase (decrease) in unearned rent                                            11,868            -
    Increase (decrease) in income tax payable                                     (10,793)     (11,163)
                                                                               -----------  -----------
       Net Cash Used in Operating  Activities                                     (26,302)     (26,368)

Cash Flows from Investing Activities:
    Decrease (increase) in notes receivable                                       (46,075)    (146,725)
    Decrease (increase) in securities                                                    -    (386,306)
    Proceeds from sale of securities                                                20,729            -
                                                                               -----------  -----------
       Net Cash Provided by/(Used in) Investing Activities                        (25,346)    (533,031)

Cash Flows from Financing Activities:
------------------------------------
    Increase in (payment of) long-term debt                                        (7,229)            -
    Increase (decrease) in notes payable                                                 -      273,926
    Increase (decrease) in amount due to shareholder                                     -      (6,730)
    Purchase of treasury stock                                                     (5,593)            -
    Increase in amount due to related party                                        (2,951)            -
                                                                               -----------  -----------
        Net Cash Provided by/(Used in) Financing Activities                       (15,773)      267,196

                            Net Decrease in Cash                                  (67,421)    (292,203)

Beginning Cash Balance                                                             194,956      480,483
                                                                               -----------  -----------

Ending Cash Balance                                                            $   127,535  $   188,280
                                                                               ===========  ===========

Supplemental Disclosure Information:
  Cash paid during the period for interest                                     $    86,689  $    17,567
  Cash paid during the period for income taxes                                           -            -


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

On June 14, 2002 the Company agreed to resolve debts owed to the Company by Axia Group, Inc., a parent corporation to the Company and West Jordan Real Estate Holdings, Inc. a subsidiary of Axia Group as well. The terms of the settlement are that the Company agreed to accept restricted shares of Axia Group, Inc. common stock valued at 50% of the lowest bid price in settlement of a total of $68,253.54 in debts owed to the Company by the named companies. The total number of shares of Axia common stock that were delivered to the Company pursuant to the agreement to settle these debts has been calculated to be 1,365,070 shares. The transaction was approved by all members of the board of directors.

Income / Losses

Net loss for the quarter ended September 30, 2002, was $23,725 compared to a net loss of $28,791 for the quarter ended September 30, 2001. The reason for the change in net loss is due to the change in accounting procedures for calculating unrealized loss on securities.

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

General and administrative expenses and costs associated with rental revenue for the nine months ended September 30, 2002, were $336,761 compared to $237,297 for the comparable period in 2001.

The Company had $7,456 depreciation and amortization expense for the quarter ended September 30, 2002, and $3,664 for the comparable period in 2001.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company's had a net working capital deficit of $547,410 on September 30, 2002, compared to a working capital deficit of $497,416 at December 31, 2001. The increase is due to the mortgage on the Kearns building becoming due within the next twelve months. The Company plans to refinance the mortgage on this building within the current quarter.

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

Expected Cash Requirements

On September 30, 2002, we had $127,535 in cash on hand. One of our subsidiaries, Kearns Development, had a mortgage note that came due on June 28, 2002. The note with Brighton Bank was refinanced on July 11, 2002, for two years in the amount of $619,000, however such loan may be called by the bank at any time. The terms of the note extension provide for interest at 9% per annum, a monthly payment of $5,631.80 with a final payment due on July 12, 2004 of $601,757 and requirement that the Company establish a money market account with the bank in the sum of $50,000 to serve as collateral for the loan.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 22nd day of November, 2002.

WICHITA DEVELOPMENT CORPORATION.



 /s/ Edward T. Wells                              Date: November 22, 2002
------------------------
Edward T. Wells
President and Director

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

4. I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Wichita Development Corporation and have:

          (a) designed such internal controls and procedures to ensure that material information relating to Wichita Development Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of Wichita Development Corporation's internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: November 22, 2002

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

                                    Material Contracts

10(i)             14                Change in Terms Agreement, Brighton Bank and
                                    the Company to extend term of a mortgage
                                    note in the sum of $619,995.31 through July
                                    12, 2004 at 9% interest.

99.1              18                Certification.














                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY

Exhibit 10(i)
                            CHANGE IN TERMS AGREEMENT

Borrower:  Kearns Development Corporation, previously    Lender:  Brighton Bank
           known as Cyberstudio, Inc.                        City Center Office
           286 West 400 South, Ste. 300                  311 South State Street
           Salt Lake City, Utah 84101                  Salt Lake City, UT 84111
-------------------------------------------------------------------------------

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

PRIOR TO SIGNING THIS AGREEMENT, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS AGREEMENT, BORROWER AGREES TO THE TERMS OF THE AGREEMENT.

CIT SIGNERS:

KEARNS DEVELOPMENT CORPORATION PREVIOUSLY KNOWN AS CYBERSTUDIO, INC.

By:    /s/ Richard D. Surber
     -------------------------
         Richard D. Surber, President of Kearns Development Corporation previously known as Cyberstudio, Inc.
LENDER:
BRIGHTON BANK
     /s/ Brighton Bank
   -------------------
Authorized Signer

Exhibit 99.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Wichita Development Corporation (the" Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Edward T. Wells, sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


           /s/ Edward T. Wells
         ---------------------------------
         Edward T. Wells
         Sole Executive Officer
         November 22, 2002